Form 10-Q
period 2002-06-30
VERIZON WIRELESS OF THE EAST LP
filed 2002-08-14
CIK 1166723

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                                   (Mark one)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to


                     Commission file number ___333-82408___


                        Verizon Wireless of the East LP
             (Exact name of registrant as specified in its charter)



            Delaware                                    48-1262622
        (State of Organization)                         (I.R.S. Employer
                                                    Identification No.)

180 Washington Valley Road                                  07921
    Bedminster, New Jersey                                 (Zip Code)
 (Address of principal executive offices)


                  Registrant's telephone number (908) 306-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  __      No [x]



-------------------------------------------------------------------------------

                               Table of Contents



Item No..                                                                  Page
-------                                                                    ----

Part I. Financial Information
--------------------------------------------------------------------------------

Overview                                                                      1

1.   Financial Statements (Unaudited)

     Verizon Wireless of the East LP

      Balance Sheets
      June 30, 2002 and December 31, 2001                                     2

      Statements of Operations and Partners' Capital
      For the three and six months ended June 30, 2002                        3

      Statement of Cash Flows
      For the six months ended June 30, 2002                                  4

      Notes to Unaudited Financial Statements                                 5

     Orange County-Poughkeepsie Limited Partnership

      Balance Sheets
      June 30, 2002 and December 31, 2001                                     9

      Statements of Operations
      For the three and six months ended June 30, 2002 and 2001              10

      Statement of Changes in Partners' Capital
      For the six months ended June 30, 2002                                 11

      Statements of Cash Flows
      For the six months ended June 30, 2002 and 2001                        12

      Notes to Unaudited Financial Statements                                13

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   15

3.   Quantitative and Qualitative Disclosures About Market Risk              22


Part II. Other Information
-------------------------------------------------------------------------------

1.   Legal Proceedings                                                       22

2.   Changes in Securities and Use of Proceeds                               22

6.   Exhibits and Reports on Form 8-K                                        23

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

The following Form 10-Q presents financial statements, related notes and management's discussion and analysis of financial condition and results of operations for Verizon Wireless of the East LP and Orange County-Poughkeepsie Limited Partnership. Verizon Wireless of the East LP had a very limited amount of assets and business during the periods presented.

On December 18, 2001, Cellco Partnership (d/b/a Verizon Wireless) and Price Communications Corp. agreed to combine substantially all the assets of the business operations of Price Communications Wireless, Inc. ("PCW") and certain assets of Cellco Partnership, in a transaction valued at $1.7 billion, including $550 million in net debt that will be assumed or redeemed by the combined entity. Under the terms of the Transaction Agreement (the "Agreement"), at the closing, substantially all of the assets of PCW and certain assets of Cellco Partnership will be contributed to a newly formed limited partnership, Verizon Wireless of the East LP (the "Partnership"). The Partnership will be controlled and managed by Cellco Partnership. As of June 30, 2002, the closing had not yet occurred and the Partnership had very limited business transactions through this date.

On July 23, 2002, the shareholders of Price Communications approved the transactions contemplated by the Agreement at their annual meeting. Consummation of the transaction, however, remains subject to satisfaction of the other conditions specified in the Agreement. Pursuant to the terms of the Agreement, the following transactions will occur upon the closing of the transaction:

o PCW will contribute substantially all of its assets and approximately $160 million in cash to the Partnership in exchange for a preferred limited partner interest in the Partnership.

o Subsidiaries of Cellco Partnership will contribute an aggregate 85% partnership interest in the Orange County-Poughkeepsie Limited Partnership ("OCP"), certain Federal Communications Commission ("FCC") licenses, a $500 million 6.14% promissory note receivable, payable on demand, and approximately $235 million in cash to the Partnership in exchange for a managing general partner interest and a limited partner interest in the Partnership.

o The Partnership will assume certain liabilities of PCW relating to its business, including such liabilities that arose under PCW's $175 million of 11 3/4% Senior Subordinated Notes due 2007 and $525 million of 9 1/8% Senior Secured Notes due 2006. The Partnership will obtain a $350 million term loan facility ("credit facility") from Verizon Communications Inc. to be used in connection with the covenant defeasance and redemption of the notes referred to above. The credit facility will be guaranteed by PCW and matures four and one-half years after the asset contribution (or six months following the occurrence of certain specified events). At the closing of the asset contribution, the Partnership will use approximately $160 million in cash contributed by PCW, $235 million of cash contributed by Cellco and the $350 million proceeds from the credit facility to effect a covenant defeasance with respect to all of the 11 3/4% Senior Subordinated Notes due 2007 and the 9 1/8% Senior Secured Notes due 2006. These funds will be used to redeem such notes on the first business day after the closing.

The Agreement may be terminated at any time prior to the asset contribution by mutual agreement of Cellco Partnership and Price Communications Corp., or by either Cellco Partnership or Price Communications Corp., if the asset contribution has not been consummated on or before August 31, 2002 through no fault of the party seeking to exercise such termination rights. We expect that the closing of the transaction will occur on August 15, 2002. However, no assurances can be given. If the closing occurs as presently contemplated or otherwise prior to September 30, 2002, the closing transactions will be reflected in the Partnership's financial statements for the quarter ended September 30, 2002.

The operations of the Partnership will be closely integrated with Cellco Partnership's other wireless telecommunications assets. Under Cellco Partnership's brand name, Verizon Wireless, the Partnership will provide voice and data services in the acquired PCW markets in Alabama, Georgia, South Carolina and Florida. In addition, the Partnership will provide wholesale cellular mobile telephone service to resellers who operate principally in the Orange County and Poughkeepsie, New York metropolitan areas through an 85% interest in Orange County-Poughkeepsie Limited Partnership, and also provide broadband PCS wireless communication services within the Macon, Georgia Basic Trading Area ("BTA") and within a portion of the Atlanta, Georgia BTA.

-------------------------------------------------------------------------------
Part I - Financial Information
-------------------------------------------------------------------------------

Item 1.    Financial Statements
-------------------------------------------------------------------------------

                        Verizon Wireless of the East LP
                                 Balance Sheets


(In whole dollars) (Unaudited)                     June 30,      December 31,
                                                  ----------     ------------
                                                     2002            2001
                                                  ----------     ------------

Assets
Current Assets
   Cash                                           $  2,518          $2,504
   Other current assets                                  4               -
                                                  --------          ------
Total current assets                                 2,522           2,504

Property, plant and equipment, net                 103,375               -
Deferred charges and other                          19,773               -
                                                  --------          ------
Total assets                                      $125,670          $2,504
                                                  ========          ======

Liabilities and Partners' Capital
Current liabilities
   Accounts payable and accrued liabilities       $ 18,615          $    -
   Due to general partner                          105,448               -
                                                  --------          ------
Total current liabilities                          124,063               -

Contingencies (see Note 5)

Partners' capital                                    1,607           2,504
                                                  --------          ------
Total liabilities and partners' capital           $125,670          $2,504
                                                  ========          ======








See Notes to Unaudited Financial Statements

                        Verizon Wireless of the East LP
                 Statements of Operations and Partners' Capital





(In whole dollars) (Unaudited)     For The Three Months     For The Six Months
                                    Ended June 30, 2002     Ended June 30, 2002
                                   --------------------     -------------------

Operating Costs and Expenses
Operating and support expenses      $   (400)                   $    (400)
                                    --------                    ---------
Operating loss                          (400)                        (400)

Interest expense, net                   (500)                        (497)
                                    --------                    ---------
Net loss                                (900)                        (897)
Beginning partners' capital            2,507                        2,504
                                    --------                    ---------
Ending Partners' Capital            $  1,607                    $   1,607
                                    ========                    =========







See Notes to Unaudited Financial Statements

                        Verizon Wireless of the East LP
                            Statement of Cash Flows


                                                            For The Six Months
(In whole dollars) (Unaudited)                              Ended June 31, 2002
------------------------------                              -------------------

Cash Flows From Operating Activities
Net loss                                                        $     (897)
Adjustments to reconcile net income to
  net cash used in operating activities:
     Changes in certain assets and liabilities:
       Deferred charges                                            (19,773)
       Changes in current assets and liabilities                    18,611
                                                                    ------
Net cash used in operating activities                               (2,059)
                                                                    ------

Cash Flows From Investing Activities
Capital expenditures                                              (103,375)
                                                                  --------
Net cash used in investing activities                             (103,375)
                                                                  --------

Cash Flows From Financing Activities
Net change in due to general partner                               105,448
                                                                  --------
Net cash provided from financing activities                        105,448
                                                                  --------

Increase in cash                                                        14
Cash, beginning of period                                            2,504
                                                                  --------
Cash, end of period                                             $    2,518
                                                                ==========





See Notes to Unaudited Financial Statements

                        Verizon Wireless of the East LP
                    Notes to Unaudited Financial Statements


1.  Basis of Presentation
--------------------------------------------------------------------------------

The accompanying unaudited financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the December 31, 2001 financial statements included in the Verizon Wireless of the East LP and Verizon Communications Inc. Form S-4 filed on May 31, 2002.


2. Formation of Verizon Wireless of the East Limited Partnership and Description of Business
--------------------------------------------------------------------------------

Formation of Verizon Wireless of the East Limited Partnership

Verizon Wireless of the East LP (the "Partnership") was formed on December 17, 2001, for the purpose of acquiring the assets that will be contributed by Price Communications Wireless, Inc. ("PCW"), a subsidiary of Price Communications Corp., and subsidiaries of Cellco Partnership ("Cellco") pursuant to the Transaction Agreement (the "Agreement") dated December 18, 2001, as amended. Consummation of the asset contribution transaction is contingent upon the approval of the shareholders of Price Communications Corp and the satisfaction of certain other closing conditions. On July 23, 2002, the shareholders of Price Communications Corp. approved the transactions contemplated by the Agreement at their annual meeting and the transaction is presently contemplated to close on August 15, 2002. Consummation of the transaction, however, remains subject to satisfaction of the other conditions specified in the Agreement. Because the transaction had not closed prior to June 30, 2002, the Partnership had very limited business transactions from its date of inception through the quarter ended June 30, 2002.

Pursuant to the Agreement, at the closing of the transaction, Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC, subsidiaries of Cellco, and PCW will enter into the limited partnership agreement relating to the Partnership. Further, in accordance with the Agreement, PCW will contribute to the Partnership substantially all of its business assets and approximately $160 million in cash, and Cellco, through its subsidiaries, will contribute to the Partnership Federal Communications Commission ("FCC") licenses to provide broadband Personal Communications Services ("PCS") within the Macon, Georgia Basic Trading Area ("BTA") and a portion of the Atlanta, Georgia BTA, a $500 million 6.14% promissory note receivable, payable on demand, approximately $235 million in cash and its aggregate 85% interest in Orange County-Poughkeepsie Limited Partnership ("OCP"). The Partnership will assume certain liabilities of PCW relating to its business, including such liabilities that arise under PCW's 11 3/4% senior subordinated notes due 2007 and 9 1/8% senior secured notes due 2006. Verizon Wireless of Georgia LLC will be the managing general partner and Verizon Wireless Acquisition South LLC and PCW will be the limited partners of the Partnership.

Also at the closing, the Partnership will obtain a $350 million term loan facility ("credit facility") from Verizon Communications Inc.. Interest will be paid quarterly in arrears. The credit facility will be guaranteed by PCW and matures four and one-half years after the asset contribution (or six months following the occurrence of certain specified events). At the closing of the asset contribution, the Partnership will use approximately $160 million in cash contributed by PCW, approximately $235 million of cash contributed by Cellco and the $350 million proceeds from the credit facility to effect a covenant defeasance with respect to all of the 11 3/4% Senior Subordinated
Notes due 2007 and the 9 1/8% Senior Secured Notes due 2006. These funds will be used to redeem such notes on the first business day after the closing.

Pursuant to the limited partnership agreement, any profits of the Partnership will be allocated on a preferred basis to PCW's capital account quarterly up to an amount equal to a 4% per annum (based on the weighted daily average balance of PCW's capital account), subject to certain downward adjustments related to the costs of the credit facility. This percentage return is presently expected to be approximately 2.9%. The actual rate will not be determined until the closing of the transaction and could vary materially from this estimate. PCW is not entitled to a share of any profits of the Partnership in excess of this preferred return.

PCW 's capital account will not be allocated any preferred return after the earlier to occur of (1) the expiration of the period (if any) within which PCW is entitled to elect to exchange its preferred interest for Verizon Wireless common stock or (2) the fourth anniversary of the asset contribution.

The Agreement may be terminated at any time prior to the asset contribution by mutual agreement of Cellco Partnership and Price Communications Corp. or by either Cellco Partnership or Price Communications Corp., if the asset contribution has not been consummated on or before August 31, 2002 through no fault of the party seeking to exercise such termination rights.

The closing transactions are expected to be reflected in the Partnership's financial statements for the quarter ended September 30, 2002.

Description of Business

The Partnership will engage in the business of constructing, developing, managing, operating, marketing and selling cellular telephone systems or service, wireless service, paging service, PCS and other commercial mobile radio service, and any business related thereto.

Under Cellco's brand name, Verizon Wireless, the Partnership will provide voice and data services in the acquired PCW markets in Alabama, Georgia, South Carolina and Florida. In addition, through its 85% interest in Orange County-Poughkeepsie Limited Partnership, the Partnership will provide wholesale cellular mobile telephone service to resellers operating in the Orange County and Poughkeepsie, New York metropolitan areas and provide broadband PCS wireless communication services within the Macon, Georgia BTA and within a portion of the Atlanta, Georgia BTA.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No.141, "Business Combinations," No.142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations."

SFAS No.141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No.141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No.142 requires that goodwill and indefinite-lived intangible assets will no longer be amortized. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Partnership is required to adopt SFAS No.142 effective January 1, 2002. As of June 30, 2002, the Partnership has no goodwill or intangible assets recorded in its financial statements.

In conjunction with the asset contribution transaction to be recorded within the third quarter of 2002, the Partnership will receive certain cellular licenses and other intangibles contributed by PCW and subsidiaries of Cellco. The Partnership has completed a preliminary assessment of the useful lives of the intangible assets being contributed. The principal intangible asset being contributed in the asset contribution is cellular licenses. These licenses will provide the Partnership with the right to utilize certain radio frequency spectrum. Radio frequency spectrum is a resource that has always existed and will continue to exist indefinitely. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission, ("FCC"). Renewals of licenses typically occur routinely and at nominal cost. Management of the Partnership does not expect that there are currently any legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the contributed cellular licenses. As a result, the cellular licenses are expected to be treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and are not expected to be amortized but rather are expected to be tested for impairment annually or between annual dates if events or circumstances warrant. The Partnership will reevaluate the useful life determination for cellular licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Following the closing of the transaction, all of the contributed cellular licenses will be integrated into Cellco's existing nationwide footprint. All of the licenses in Cellco's nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the cellular licenses for impairment, Cellco determines the fair value of the aggregated cellular licenses by subtracting from enterprise discounted cash flows the fair value of all of the other net tangible and intangible assets of Cellco. If the fair value of the aggregated cellular licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized by Cellco. Any impairment loss recognized by Cellco will be allocated to its consolidated subsidiaries based upon a reasonable methodology. Subsequent to the closing of the transaction, Cellco will perform an updated impairment test which incorporates the contributed cellular licenses. Future tests for impairment will be performed by Cellco at least annually and more often if events or circumstances warrant.

SFAS No.143 requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Partnership is required to adopt the standard effective January 1, 2003. The Partnership will evaluate its long-lived assets retirement obligation in relation to the provisions of SFAS No.143 to determine the impact, if any, on its future results of operations or financial position.

In August 2001, the FASB issued SFAS No.144,"Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Partnership has adopted the standard effective January 1, 2002. The adoption of SFAS No.144 had no material effect on the Partnership's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, " Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This standard amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. This standard also amends other existing authoritative pronouncements to make various technical corrections. The Partnership will adopt the provision for rescission of SFAS No. 4, 44 & 64 effective January 1, 2003 and will apply the amendments to SFAS No. 13 to all transactions after May 15, 2002. All other provisions of the standard will be applied to financial statements issued after May 15, 2002. The Partnership does not expect the impact of the adoption of SFAS No. 145 to have a material effect on the Partnership's results of operations or financial position.

3.  Property, Plant and Equipment
--------------------------------------------------------------------------------

    Property, plant and equipment consists of the following:

    (In whole dollars)                                       At June 30, 2002
    ------------------                                       ----------------

    Construction-in-progress                                 $      103,375
                                                             --------------
     Total property, plant and equipment                     $      103,375
                                                             ==============

4.  Due to General Partner
--------------------------------------------------------------------------------

Due to general partner principally represents the Partnership's net cash position. The general partner manages all cash and financing activities for the Partnership. As such, the change in due to general partner is reflected as a financing activity in the statement of cash flows. Additionally, administrative and operating costs incurred by the general partner on behalf of the Partnership are charged to the Partnership through this account. Interest expense is based on the average monthly outstanding balance in this account and is calculated by applying Cellco's average borrowing rate, which was approximately 4.6% for the six months ended June 30, 2002. Included in interest expense, net was $515 of interest expense for the six months ended June 30, 2002 related to the due to general partner.

The Partnership expects to borrow from its general partner to meet its working capital, capital expenditure and other general partnership liquidity needs. The general partner is not obligated to provide such financing to the Partnership.

5.  Contingencies
--------------------------------------------------------------------------------

Cellco is subject to various lawsuits and other claims, including class actions, product liability, patent infringement and partnership disputes, and claims involving relations with resellers and agents. Various consumer class actions lawsuits allege that Cellco breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. Certain of these lawsuits and other claims may impact the Partnership. These litigation matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

After the closing of the transaction, the Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. The potential effect, if any, on the financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

                 Orange County-Poughkeepsie Limited Partnership
                                 Balance Sheets


                                                    June 30,       December 31,
(Dollars in Thousands) (Unaudited)                    2002             2001
----------------------------------                  --------       ------------

Assets
Current assets
  Accounts receivable                              $   420         $     495
  Unbilled revenue                                   1,997             1,545
  Due from general partner                          28,886            18,072
  Prepaid expenses                                     126               137
                                                   -------         ---------
Total current assets                                31,429            20,249

Property, plant and equipment, net                  27,479            26,057
Deferred charges and other assets, net                   3                 5
                                                   -------         ---------
Total assets                                       $58,911         $  46,311
                                                   =======         =========

Liabilities and Partners' Capital
Current liabilities
  Accounts payable and accrued liabilities         $   788         $     334
  Advance billings                                     253               196
                                                   -------         ---------
Total current liabilities                            1,041               530

Contingencies (see Note 5)

Partners' capital                                   57,870            45,781
                                                   -------         ---------
Total liabilities and partners' capital            $58,911         $  46,311
                                                   =======         =========







See Notes to Unaudited Financial Statements

                 Orange County-Poughkeepsie Limited Partnership
                            Statements of Operations


(Dollars in Thousands) (Unaudited)          For The Three Months Ended June 30,   For The Six Months Ended June 30,
                                                  2002             2001                    2002             2001
---------------------------------------------------------------------------------------------------------------------

Operating Revenue
   Cellular service                                $     27,285    $        19,884    $      51,007     $      36,615
                                                   ------------    ---------------    -------------     -------------
Total operating revenue                                  27,285             19,884           51,007            36,615
                                                   ------------    ---------------    -------------     -------------

Operating Costs and Expenses
   Cost of service                                        2,128              2,252            4,519             4,100
   General and administrative                             1,663              1,507            3,063             2,887
   Depreciation and amortization                          1,023                869            2,055             1,694
                                                   ------------    ---------------    -------------     -------------
Total operating costs and expenses                        4,814              4,628            9,637             8,681
                                                   ------------    ---------------    -------------     -------------

Operating Income                                         22,471             15,256           41,370            27,934
Interest income, net                                        406                 91              719               794
                                                   ------------    ---------------    -------------     -------------
Net Income                                         $     22,877    $        15,347    $      42,089     $      28,728
                                                   ============    ===============    =============     =============






See Notes to Unaudited Financial Statements

                 Orange County-Poughkeepsie Limited Partnership
                   Statement of Changes in Partners' Capital



(Dollars in Thousands) (Unaudited)                     NYNEX                             Warwick
                                                      Mobile          Taconic             Valley            Total
                                                      Limited        Telephone          Telephone         Partners'
                                                   Partnership 2    Corporation          Company           Capital
-------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2002                         $     38,915    $         3,433    $       3,433     $      45,781

Net income                                               35,775              3,157            3,157            42,089
Distribution to partners                                (25,500)            (2,250)          (2,250)          (30,000)
                                                   ------------    ---------------    -------------     -------------
Balance at June 30, 2002                           $     49,190    $         4,340    $       4,340     $      57,870
                                                   ============    ===============    =============     =============






See Notes to Unaudited Financial Statements

                 Orange County-Poughkeepsie Limited Partnership
                            Statements of Cash Flows


                                                                                 For The Six Months Ended June 30,
(Dollars in thousand) (Unaudited)                                                       2002               2001
---------------------------------                                                ---------------------------------

Cash Flows From Operating Activities
Net income                                                                           $  42,089          $ 28,728
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                        2,055             1,694
     Changes in certain assets and liabilities:
       Accounts receivable                                                                  75            (1,301)
       Unbilled revenue                                                                   (452)             (372)
       Prepaid expenses                                                                     11                 4
       Deferred charges and other assets                                                     2                 1
       Accounts payable and accrued liabilities                                            454             1,431
       Advance billings                                                                     57                 3
                                                                                     ---------         ---------
Net cash provided by operating activities                                               44,291            30,188
                                                                                     ---------         ---------

Cash Flows From Investing Activities
Capital expenditures                                                                    (3,477)           (1,722)
                                                                                     ---------         ---------
Net cash used in investing activities                                                   (3,477)           (1,722)
                                                                                     ---------         ---------

Cash Flows From Financing Activities
Distribution to partners                                                               (30,000)          (40,000)
(Increase) decrease in due from general partner, net                                   (10,814)           11,534
                                                                                     ---------         ---------
Net cash used in financing activities                                                $ (40,814)        $ (28,466)
                                                                                     ---------         ---------

Change in cash                                                                               -                 -
Cash, beginning of period                                                                    -                 -
                                                                                     ---------         ---------
Cash, end of period                                                                  $       -          $      -
                                                                                     =========         =========


See Notes to Unaudited Financial Statements

                 Orange County-Poughkeepsie Limited Partnership
                    Notes to Unaudited Financial Statements


1.   Basis of Presentation
--------------------------------------------------------------------------------

The accompanying unaudited financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the December 31, 2001 financial statements included in the Verizon Wireless of the East LP and Verizon Communications Inc. Form S-4 filed on May 31, 2002.

Certain reclassifications have been made to the 2001 financial statements to conform to the current year presentation.

2.   Background and Description of Business
--------------------------------------------------------------------------------

The Orange County-Poughkeepsie Limited Partnership ("OCP") operates as a limited partnership between NYNEX Mobile Limited Partnership 2 ("NYNEX Mobile LP 2"), Taconic Telephone Corporation, and Warwick Valley Telephone Company. NYNEX Mobile LP 2 is a partnership 100% beneficially owned by Cellco Partnership ("Cellco") among Cellco, the Utica-Rome Cellular Partnership and Bell Atlantic Mobile Systems of Allentown, Inc. ("BAMS of Allentown"), with ownership interests of 54%, 45% and 1%, respectively. NYNEX Mobile LP 2 holds an 85% partnership interest in OCP. Taconic and Warwick each hold limited partnership interests of 7.5%.

OCP provides cellular mobile telephone service to resellers who operate in the Orange County and Poughkeepsie, New York metropolitan areas. The Orange County-Poughkeepsie cellular system became operational in 1987. The partners make capital contributions, share in the operating results and receive distributions from OCP in accordance with their respective ownership percentages.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. OCP is required to adopt the standard effective January 1, 2003 with early adoption allowed. OCP is currently evaluating its long-lived assets retirement obligation in relation to the provisions of SFAS No. 143 to determine the impact, if any, on its future results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. OCP has adopted the standard effective January 1, 2002. The adoption of SFAS No. 144 had no material effect on OCP's results of operations or financial position.

3.   Property, Plant and Equipment
-------------------------------------------------------------------------------

Property, plant and equipment consists of the following:

(Dollars in Thousands) (Unaudited)                   June 30,     December 31,
                                                      2002            2001
-------------------------------------------------------------------------------
Buildings (10-40 years)                          $ 10,092        $     9,451
Cellular plant equipment (4-15 years)              36,640             33,803
Furniture, fixtures and equipment (2-7 years)         329                381
                                                 --------        -----------
                                                   47,061             43,635
Accumulated depreciation                          (19,582)           (17,578)
                                                 --------        -----------
Property, plant and equipment, net               $ 27,479        $    26,057
                                                 ========        ===========


Property, plant and equipment includes the following:

Network engineering costs of $193 and $112 were capitalized during the six months ended June 30, 2002 and the year ended December 31, 2001, respectively.

Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $2,369 and $1,598 at June 30, 2002 and December 31, 2001, respectively.

Depreciation expense for the six months ended June 30, 2002 and 2001 was $2,055 and $1,694, respectively.


4.   Due From General Partner
-------------------------------------------------------------------------------

Due from general partner principally represents OCP's cash position. The general partner manages all cash and financing activities for OCP. As such, the change in due from general partner is reflected as a financing activity in the statements of cash flows. Additionally, administrative and operating costs incurred by the general partner on behalf of OCP are charged to OCP through this account. Interest income is based on the average monthly outstanding balance in this account and is calculated by applying Cellco's average borrowing rate, which was approximately 4.6% and 6.0% for the six months ended June 30, 2002 and 2001, respectively. Included in interest income, net was $719 and $794 for the six months ended June 30, 2002 and 2001, respectively related to the due from general partner.


5.   Contingencies
-------------------------------------------------------------------------------

Cellco is subject to various lawsuits and other claims, including class actions, product liability, patent infringement and partnership disputes, and claims involving relations with resellers and agents. Various consumer class actions lawsuits allege that Cellco breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. Certain of these lawsuits and other claims may impact OCP. These litigation matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and OCP and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

OCP may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at June 30, 2002 cannot be ascertained. The potential effect, if any, on the financial condition and results of operations of OCP, in the period in which these matters are resolved, may be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, "we", "our", "us" and "the Partnership" refer to Verizon Wireless of the East LP.

Overview
-------------------------------------------------------------------------------

The Partnership was formed on December 17, 2001 for the purpose of acquiring the assets that will be contributed by PCW and subsidiaries of Cellco Partnership pursuant to the Transaction Agreement (the "Agreement") dated December 18, 2001, as amended. The consummation of the asset contribution transaction is contingent upon the approval of the shareholders of Price Communications Corp. and the satisfaction of certain other closing conditions. On July 23, 2002 the shareholders of Price Communications Corp. approved the transactions contemplated by the Agreement at their annual meeting. Closing of the transaction, however, remains subject to the satisfaction of the other conditions specified in the Agreement. Upon consummation of the asset contribution, OCP will be our "predecessor" for financial reporting purposes.

Following the closing, our business will consist of the ownership and operation of all of the assets to be contributed to the Partnership by PCW and Cellco Partnership and its subsidiaries pursuant to the Agreement. The closing of the transaction is scheduled to occur on August 15, 2002, but no assurances can be given.

Following the closing of the transaction, our operations will be closely integrated with Cellco Partnership's other wireless telecommunications assets. Under Cellco Partnership's brand name, Verizon Wireless, we will provide voice and data services in the acquired PCW markets in Alabama, Georgia, South Carolina and Florida. In addition, we will provide wholesale cellular mobile telephone service to resellers who operate principally in the Orange County and Poughkeepsie, New York metropolitan areas through an 85% interest in Orange County-Poughkeepsie Limited Partnership, and also provide broadband PCS wireless communication services within the Macon, Georgia BTA and within a portion of the Atlanta, Georgia BTA. Cellco Partnership intends to provide or arrange for provision of certain services to us in connection with its business. These services may include (1) administrative, accounting, billing, credit, collection, insurance, legal, purchasing, clerical and such other general services as may be necessary to administer the Partnership; (2) design, engineering, optimization, implementation, surveillance, maintenance, repair and such other technical services as may be necessary to operate our wireless network; and (3) assistance in the preparation of filings with regulatory authorities and in the negotiations of transactions with respect to the FCC licenses owned by us. Cellco will charge us for these services at rates that are at least as favorable as the rates it charges other partnerships managed by Cellco.

We will engage in the business of constructing, developing, managing, operating, marketing and selling cellular telephone systems or service, wireless service, paging service, Personal Communications Service ("PCS") and other commercial mobile radio service, and any business related thereto. We will not have any employees. The employees of Cellco Partnership will manage and operate our business, on our behalf.

Results of Operations
-------------------------------------------------------------------------------

Verizon Wireless of the East LP
-------------------------------

Other than initial capitalization and expenses of $400, we have no operating activities for the six months ended June 30, 2002. Interest expense for the period is associated with the borrowings from our general partner to fund capital expenditures and expenses. Our operating revenue and expenses, depreciation and amortization charges, minority interest expense and interest income will increase substantially in future periods.

For illustrative purposes, OCP's and PCW's three months ended March 31, 2002 and year-end December 31, 2001 results of operations have been consolidated and are shown on a pro forma basis in the Verizon Wireless of the East LP and Verizon Communications Inc. Form S-4 filed on May 31, 2002. If the closing occurs on or prior to September 30, 2002, the September 30, 2002 quarterly financial statements will reflect the results of operations of the combined entity from the date of the asset contribution transaction.

Orange County-Poughkeepsie Limited Partnership
----------------------------------------------

OCP provides wholesale cellular service to the Orange County and Poughkeepsie metropolitan areas to resellers who operate in that geographic area. The Orange County-Poughkeepsie cellular system became operational in 1987.

NYNEX Mobile Limited Partnership 2, a partnership beneficially owned by Cellco Partnership, currently holds a 70% general partnership interest and a 15% limited partnership interest in OCP. Taconic Telephone Corporation and Warwick Valley Telephone Company each hold limited partnership interests of 7.5%.

Pursuant to the transaction agreement, Cellco Partnership and its subsidiaries will contribute NYNEX Mobile Limited Partnership 's 70% general partner interest and 15% limited partner interest in OCP to Verizon Wireless of the East.


Presentation of Financial Information

As a wholesale provider, OCP owns and operates a cellular telecommunications network and sells lines of service to reseller companies, which in turn sell to individual retail subscribers.

Operating Revenues. OCP earns revenue by providing access to the cellular network (access revenue) and for usage of the cellular network (airtime/usage revenue), which includes roaming and long distance revenue. Long distance represents calls placed by OCP 's reseller customers and those of other carriers within OCP's service area.

Access revenue is billed one month in advance and is recognized when earned. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed.

Operating Costs and Expenses. Operating expenses include all direct costs related to OCP, OCP 's share of all indirect distribution costs in the service area and charges of administrative and operating costs from the managing general partner.

Employees of Cellco Partnership provide services performed on behalf of OCP. These employees are not employees of OCP; therefore, operating expenses include direct and indirect charges of salary and employee benefit costs for the services provided to OCP.

     Operating expenses consist of the following:

     o Cost of service: primarily includes direct telecom charges, which are costs to handle calls over OCP's network, including landline charges, trunk lines and other costs to maintain the network;
     o General and administrative expenses: includes all operating expenses not included in the other operating cost and expense categories, including indirect charges, and
     o Depreciation and amortization: includes depreciation of network and other assets.

Due from General Partner. Due from general partner principally represents OCP's cash position. The general partner manages all cash and financing activities of OCP. As such, the due from general partner is reflected as a financing activity in the Statements of Cash Flows. Additionally, administrative and operating costs incurred by the general partner on behalf of OCP are charged to OCP through this account. Interest income is calculated by applying Cellco Partnership's average borrowing rate to the average monthly outstanding balance in this account and is included in interest income, net on the statement of operations.

Results of Operations

The following financial data and discussions are based solely on the historical operations of OCP prior to the asset contribution.

                                                        For The Three Months
                                                           Ended June 30,
                                                       ----------------------
                                                           2002          2001      Change    % Change
-------------------------------------------------------------------------------------------------------
Operating Data: (Dollars in Thousands) (Unaudited)

Operating revenue                                      $ 27,285      $ 19,884     $ 7,401         37.2%
Cost of service                                           2,128         2,252        (124)        (5.5%)
General and administrative                                1,663         1,507         156         10.4%
Depreciation and amortization                             1,023           869         154         17.7%
Interest Income, net                                        406            91         315        346.2%

Other Operating Data:
Subscribers (in thousands)                                  114.6         101.5        13.1       12.9%
Average revenue per unit                                    $80.83        $67.72      $13.11      19.4%


Subscribers
As of June 30, 2002, OCP had approximately 114.6 thousand subscribers on its network through reseller arrangements, an increase of 12.9% compared to June 30, 2001.

Operating revenue
Total operating revenue for the three months ended June 30, 2002 was $27.3 million, an increase of $7.4 million, or 37.2%, compared to the three months ended June 30, 2001. The increase was primarily attributed to an increase in the number of average subscribers as well as an increase in average monthly usage per subscriber.

Average revenue per unit for the three months ended June 30, 2002 was $80.83, an increase of $13.11, or 19.4%, compared to the three months ended June 30, 2001. The increase is primarily due to a 31% increase in average monthly usage per subscriber for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. To the extent subscribers and monthly usage per subscriber continue to increase, we expect the trend of increasing revenue per unit to continue.

Operating costs and expenses
Cost of service. Cost of service for the three months ended June 30, 2002 was $2.1 million, a decrease of $124 thousand, or 5.5%, compared to the three months ended June 30, 2001. The decrease is due primarily to a reduction in direct telecom charges offset by a 51% increase in minutes of use on OCP's network.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2002 were $1.7 million, an increase of $156 thousand, or 10.4%, compared to the three months ended June 30, 2001. This increase is primarily due to an increase in administrative and support costs.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2002 was $1.0 million, an increase of $154 thousand, or 17.7%, compared to the three months ended June 30, 2001. This increase is due to the build-out of OCP's digital network and the related capital expenditures. We expect to continue to build-out and upgrade OCP's network.

Interest income, net
Interest income, net for the three months ended June 30, 2002 was $406 thousand, an increase of $315 thousand, or 346.2%, compared to the three months ended June 30, 2001. The increase was primarily due to the increase in the average balance in the due from general partner offset by a decrease in Cellco's average borrowing rate for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

                                                      For The Six Months Ended
                                                                 June 30,
                                                             2002       2001       Change      % Change
-------------------------------------------------------------------------------------------------------------
Operating Data: (Dollars in Thousands)
(Unaudited)
Operating revenue                                    $   51,007      $36,615       $14,392         39.3%
Cost of service                                           4,519        4,100           419         10.2%
General and administrative                                3,063        2,887           176          6.1%
Depreciation and amortization                             2,055        1,694           361         21.3%
Interest Income, net                                        719          794           (75)        (9.4%)

Other Operating Data:
Subscribers (in thousands)                                  114.6        101.5          13.1       12.9%
Average revenue per unit                             $       76.58   $    63.46     $   13.12      20.7%

Subscribers
As of June 30, 2002, OCP had approximately 114.6 thousand subscribers on its network through reseller arrangements, an increase of 12.9% compared to June 30, 2001.

Operating revenue
Total operating revenue for the six months ended June 30, 2002 was $51.0 million, an increase of $14.4 million, or 39.3%, compared to the six months ended June 30, 2001. The increase was primarily attributed to an increase in the number of average subscribers as well as an increase in average monthly usage per subscriber.

Average revenue per unit for the six months ended June 30, 2002 was $76.58, an increase of $13.12, or 20.7%, compared to the six months ended June 30, 2001. The increase is primarily due to a 31% increase in average monthly usage per subscriber for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. To the extent subscribers and monthly usage per subscriber continue to increase, we expect the trend of increasing revenue per unit to continue.

Operating costs and expenses
Cost of service. Cost of service for the six months ended June 30, 2002 was $4.5 million, an increase of $419 thousand, or 10.2%, compared to the six months ended June 30, 2001. The increase is due primarily to a 51.2% increase in minutes of use on OCP's network.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2002 were $3.1 million, an increase of $176 thousand, or 6.1%, compared to the six months ended June 30, 2001. This increase is primarily due to an increase in administrative and support costs.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2002 was $2.1 million, an increase of $361 thousand, or 21.3%, compared to the six months ended June 30, 2001. This increase is due to the build-out of OCP's digital network and the related capital expenditures. We expect to continue to build-out and upgrade OCP's network.

Interest income, net
Interest income, net for the six months ended June 30, 2002 was $719 thousand, a decrease of $75 thousand, or 9.4%, compared to the six months ended June 30, 2001. The decrease was primarily due to the decrease in Cellco's average borrowing rate offset by an increase in the average balance in the due from general partner for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Financial Condition

                                                       June 30,  December 31,
                                                       ----------------------
                                                           2002          2001      Change     % Change
-------------------------------------------------------------------------------------------------------
Financial Condition: (Dollars in Thousands) (Unaudited)

Total assets                                           $ 58,911      $ 46,311    $ 12,600        27.2%
Total liabilities                                         1,041           530         511        96.4%
Partners Capital                                         57,870        45,781      12,089        26.4%

Total assets at June 30, 2002 were $58.9 million, an increase of $12.6 million, or 27.2%, compared to December 31, 2001. The increase was primarily due to an increase in OCP's cash position, which is reflected in the due from general partner balance, as well as an increase in property, plant and equipment.

Total liabilities at June 30, 2002 were $1.0 million, an increase of $511 thousand, or 96.4%, compared to December 31, 2001. The increase was primarily due to an increase in accounts payable and accrued liabilities as a result of increased New York state gross receipts taxes payable.

Total partners' capital was $57.9 million at June 30, 2002, an increase of $12.1 million, or 26.4%, compared to December 31, 2001. The increase was due to net income of OCP offset by the distribution to partners of $30 million.

Liquidity and Capital Resources
-------------------------------------------------------------------------------

Verizon Wireless of the East LP
-------------------------------

                                                           Six Months Ended
   (In whole dollars) (Unaudited)                            June 30, 2002
   ------------------------------------------------------- -----------------
   Cash Flows Provided By (Used In)
   Operating activities                                     $       (2,059)
   Investing activities                                           (103,375)
   Financing activities                                            105,448
                                                            --------------
   Increase in Cash                                         $           14
                                                            ==============

We expect that the closing of the transaction will occur on August 15, 2002. However, no assurances can be given. If the closing does not occur, then we do not anticipate any significant cash needs, as we will continue to have very limited business operations.

If the transaction closes, we will have significant cash needs over the next two years, as described below. To meet these funding requirements, we will rely on a combination of internally generated funds and borrowings from affiliates to fund distributions, capital expenditures and debt service needs. Financing from affiliates will generally consist of borrowings and advances from our general partner who in turn will be dependent upon borrowings and advances from Cellco Partnership. We will therefore be dependent upon Cellco Partnership's access to capital in order to provide us with financing. Cellco Partnership receives its funding from its own cash flow from operations and borrowings from its affiliates, including Verizon Communications Inc. and its subsidiaries, and from unrelated entities. As a result, we are dependent upon Verizon Communications Inc.'s access to capital.

Cash Flows Used in Operating Activities
---------------------------------------

As previously stated, our primary source of funds will be a combination of cash generated from operations and borrowings from affiliates. The net cash outlays for the six months ended June 30, 2002 were due to the payment of various filing fees and capitalized network expenditures that were funded through borrowings from the general partner.

Due to general partner principally represents our net cash position. The general partner manages all of our cash and financing activities. As such, the change in due to general partner is reflected as a financing activity in the statement of cash flows. Additionally, administrative and operating costs incurred by the general partner on our behalf are charged to us through this account. Interest expense is based on the average monthly outstanding balance in this account and is calculated by applying Cellco's average borrowing rate, which was approximately 4.6% for the six months ended June 30, 2002. Included in interest expense, net was $515 of interest expense for the six months ended June 30, 2002 related to the due to general partner balance.

Cash Flows Used in Investing Activities
---------------------------------------

Substantial capital outlays will be required to convert PCW's network infrastructure from Time Division Multiple Access ("TDMA") to Code Division Multiple Access ("CDMA") technology. We estimate that the capital expenditures, including cost for the conversion of the former PCW markets to CDMA, will total approximately $231 million through the end of 2003. The conversion of the network will also require additional costs to be treated as operating expenses relating to the change-out of handsets and billing system conversion costs. These costs will be approximately $51 million through the end of 2003. The conversion of the network to CDMA, the change-out of handsets and billing system conversion costs will be funded through loans from Cellco Partnership. Currently, we have invested approximately $103 thousand for network design costs in the second quarter of 2002 in anticipation of the conversion of PCW's network and communication stores.

Cash Flows Provided by Financing Activities
-------------------------------------------

The capital spending of $103 thousand was funded through borrowings from Cellco Partnership.

We will obtain a $350 million term loan facility ("credit facility") from Verizon Communications Inc. The credit facility will be guaranteed by PCW and matures four and one-half years after the asset contribution (or six months after the occurrence of certain specified events). The interest rate for the credit facility is expected to be approximately 9% per year. At the closing of the asset contribution, we will use approximately $160 million in cash contributed by PCW, approximately $235 million of cash contributed by Cellco and the $350 million proceeds from the credit facility to effect a covenant defeasance with respect to all of the 11 3/4% Senior Subordinated Notes due 2007 and the 9 1/8% Senior Secured Notes due 2006 which funds will be used to redeem such notes on the first business day after the closing. The cost of redemption is estimated to be approximately $35 million. The credit facility will not obligate us to repay the loan at any time prior to four and one-half years after the asset contribution.

In addition, subsidiaries of Cellco Partnership will contribute a $500 million 6.14% promissory note receivable issued by Cellco Partnership to us, and payable upon demand.

After the closing of the asset contribution, we are required to make cash distributions to PCW on a quarterly basis equal to 50% of PCW's adjusted preferred return. Partner distributions and capital expenditures will be a significant use of capital resources.

Increase (Decrease) in Cash
---------------------------

Our cash as of June 30, 2002 totaled $2,518 dollars, a $14 dollar increase over December 31, 2001. This increase was due to interest earned on the cash balance.

Orange County-Poughkeepsie Limited Partnership
----------------------------------------------


(Dollars in thousands) (Unaudited)           Six Months Ended June 30,
                                           2002          2001        $ Change
--------------------------------------------------------------------------------
Cash Flows Provided By (Used In)
Operating activities                   $  44,291     $  30,188      $  14,103
Investing activities                      (3,477)       (1,722)        (1,755)
Financing activities                     (40,814)      (28,466)       (12,348)
                                       ----------    ----------     ----------
Change in Cash                         $       -     $       -      $       -
                                       ==========    ==========     ==========

Cash Flows Provided by Operating Activities
-------------------------------------------

OCP has funded its operations through internally generated funds and will rely on those internally generated funds to fund its continued network expansion and distributions. The increase in cash from operations for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily reflects an increase in net income from operations.

Cash Flows Used in Investing Activities
---------------------------------------

Capital expenditures continue to be OCP's primary use of capital resources. The increase in investing activities is due to increased spending for the build-out and upgrade of its network. OCP currently estimates that capital expenditures will be approximately $9.9 million in 2002. The expansion of the network will continue to require outlays of funds to address increased customer usage, customer demand for new services, subscriber growth and additional capacity for data services.


Cash Flows Used in Financing Activities
---------------------------------------

The increase in cash used in financing activities during the six months ended June 30, 2002 was due primarily to a $22 million increase in the due from general partner, offset by a $10 million decrease in distributions compared to the six months ended June 30, 2001. The increase in due from general partner is attributable to the increase in net income. Cash distributions to partners are a significant use of capital resources. The general partner of OCP determines the appropriateness of the level of OCP's distributions on a periodic basis by considering such factors as long-term growth opportunities, capital expenditures and internal cash requirements. In the first half of 2002, OCP paid a $30 million distribution to its partners. OCP intends to make additional distributions of approximately $55 million in the second half of 2002.

Market Risk
-----------

Our primary market risk will relate to changes in interest rates, which could impact the results of operations. The intercompany loans from our general partner bear interest at rates that vary with Verizon Communications' cost of funding; because a portion of its debt is fixed-rate, and because its funding may be affected by events related solely to it, the interest rates on intercompany loans may not adjust in accordance with market rates.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No.141, "Business Combinations," No.142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations."

SFAS No.141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No.141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No.142 requires that goodwill and indefinite-lived intangible assets will no longer be amortized. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No.142 effective January 1, 2002. As of June 30, 2002, we have no goodwill or intangible assets recorded in its financial statements.

In conjunction with the asset contribution transaction to be recorded within the third quarter of 2002, we will receive certain cellular licenses and other intangibles contributed by PCW and subsidiaries of Cellco. We have completed a preliminary assessment of the useful lives of the intangible assets being contributed. The principal intangible asset being contributed in the asset contribution is cellular licenses. These licenses will provide us with the right to utilize certain radio frequency spectrum. Radio frequency spectrum is a resource that has always existed and will continue to exist indefinitely. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission, ("FCC"). Renewals of licenses typically occur routinely and at nominal cost. We do not expect that there are currently any legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the contributed cellular licenses. As a result, the cellular licenses are expected to be treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and are not expected to be amortized but rather are expected to be tested for impairment annually or between annual dates if events or circumstances warrant. We will reevaluate the useful life determination for cellular licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Following the closing of the transaction, all of the contributed cellular licenses will be integrated into Cellco's existing nationwide footprint. All of the licenses in Cellco's nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the cellular licenses for impairment, Cellco determines the fair value of the aggregated cellular licenses by subtracting from enterprise discounted cash flows the fair value of all of the other net tangible and intangible assets of Cellco. If the fair value of the aggregated cellular licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized by Cellco. Any impairment loss recognized by Cellco will be allocated to its consolidated subsidiaries based upon a reasonable methodology. Subsequent to the closing of the transaction, Cellco will perform an updated impairment test which incorporates the contributed cellular licenses. Future tests for impairment will be performed by Cellco at least annually and more often if events or circumstances warrant.

SFAS No.143 requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt the standard effective January 1, 2003. We will evaluate its long-lived assets retirement obligation in relation to the provisions of SFAS No.143 to determine the impact, if any, on its future results of operations or financial position.

In August 2001, the FASB issued SFAS No.144,"Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We have adopted the standard effective January 1, 2002. The adoption of SFAS No.144 had no material effect on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, " Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This standard amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. This standard also amends other existing authoritative pronouncements to make various technical corrections. We will adopt the provision for rescission of SFAS No. 4, 44 & 64 effective January 1, 2003 and will apply the amendments to SFAS No. 13 to all transactions after May 15, 2002. All other provisions of the standard will be applied to financial statements issued after May 15, 2002. We do not expect the impact of the adoption of SFAS No. 145 to have a material effect on our results of operations or financial position.

Cautionary Statement Concerning Forward-Looking Statements

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," "may," "will," "would," "could," "should," or similar expressions. For those statements, we intend to rely upon the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this Quarterly Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

     o    whether the transaction closes based on the terms described or at all;

     o    the duration and extent of the current economic downturn;

     o materially adverse changes in economic conditions in the markets served by us which would impact our ability to achieve market penetration and sufficient average subscriber revenue levels to fund its operations;

     o the availability of adequate quantities of handset equipment and components to meet service and customer demand;

     o    material changes in available technology;

     o the timely delivery and successful conversion of the PCW markets from the TDMA digital standard to the CDMA digital standard. We cannot assure that possible disruptions of service resulting from the conversion will not adversely impact our results of operations;

     o the ability to satisfactorily address any issues related to the network;

     o an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

     o our ability to achieve revenue enhancements and cost savings, and obtain sufficient spectrum resources; and

     o changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption "Market Risk."

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings
--------------------------

After the closing of the asset contribution, the Partnership may be allocated a portion of the damages that may result upon the adjudication of certain lawsuits and other actions brought against Cellco Partnership if the claimants prevail in their actions.

In addition to the patent infringement lawsuit filed by Freedom Wireless, Inc. against Cellco Partnership previously disclosed in the registrant's registration statement on Form S-4, filed on May 31, 2002 (No. 333-82408 and 333-82408-01), Cellco Partnership is defending two further lawsuits alleging patent infringement. Cellco is defending a suit in U.S. District Court in Pennsylvania filed by plaintiff Katz Technology Licensing, LP, alleging that Cellco infringed 13 patents involving interactive voice response technology. In another suit filed in U.S. District Court in Illinois by plaintiff Philip Jackson, Cellco is defending claims that it infringed a patent relating to the use or sale of automated interactive telephone systems. Plaintiffs in these two suits seek unspecified monetary damages as well as injunctive relief. These cases are both in preliminary stages and Cellco Partnership is not currently able to assess the impact, if any, of these actions on Verizon Wireless of the East's financial position or results of operations. In each of these actions, Cellco Partnership intends to assert or already has asserted, the right to be indemnified by its vendors for any losses arising out of the claims of infringement asserted against it. These matters are also covered, in part, by the indemnification provisions in the Alliance Agreement between Verizon Communications Inc. and Vodafone Group Plc. However, the indemnification claims are unlikely to cover the full cost of defense and potential liability.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

In a letter agreement dated August 9, 2002, amending the Agreement, the parties agreed that the Partnership will make cash distributions to PCW on a quarterly basis equal to 50% of PCW's adjusted preferred return commencing immediately following the closing of the asset contribution rather than commencing two years following the closing.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits:

     2.1 Transaction Agreement dated December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed on May 31, 2002 (No. 333-82408 and 333-82408-1) and incorporated by reference herein)

     2.2 Amendment No. 1 to the Transaction Agreement dated April 15, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc. Cellco Partnership and Verizon Wireless of the East LP (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed on May 31, 2002 (No. 333-82408 and 333-82408-1) and incorporated by reference herein)

     2.3 Letter Agreement dated July 16, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc. Cellco Partnership and Verizon Wireless of the East LP, amending the Transaction Agreement.

     2.4 Letter Agreement dated August 9, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Verizon Communications Inc., Verizon Wireless Inc., Cellco Partnership and Verizon Wireless of the East LP and Verizon Communications Inc., amending the Transaction Agreement and the Exchange Agreement.

     4 Form of Agreement of Limited Partnership for Verizon Wireless of the East LP among Verizon Wireless of Georgia LLC, Verizon Wireless Acquisition South LLC to be identified and Price Communications Wireless, Inc. (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed on May 31, 2002 (No. 333-82408 and 333-82408-01) and incorporated by reference herein)

     10.1 Exchange Agreement dated December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Verizon Communications Inc., Verizon Wireless Inc., Cellco Partnership and Verizon Wireless of the East LP (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed on May 31, 2002 (No. 333-82408 and 333-82408-1) and incorporated by reference herein)


(b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

     None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VERIZON WIRELESS OF THE LP

                                           By:  Verizon  Wireless of
                                                 Georgia LLC, as general partner

                                                By  Cellco Partnership,
                                                       as sole member



Date:  August 14, 2002                      By /s/ ANDREW N. HALFORD
                                                   ----------------------------
                                           Name:   Andrew N. Halford
                                           Title:  Vice President and Chief
                                                     Financial Officer


     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF August 13, 2002.