Form 10-Q
period 2002-09-30
VERIZON WIRELESS OF THE EAST LP
filed 2002-11-12
CIK 1166723

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


         (Mark one)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to


                        Commission file number 333-82408


                        Verizon Wireless of the East LP
             (Exact name of registrant as specified in its charter)


                  Delaware                              48-1262622
           (State of Organization)                   (I.R.S. Employer
                                                    Identification No.)

         180 Washington Valley Road                       07921
           Bedminster, New Jersey                       (Zip Code)
  (Address of principal executive offices)


                  Registrant's telephone number (908) 306-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


===============================================================================

-------------------------------------------------------------------------------
                               Table of Contents
-------------------------------------------------------------------------------
Item No                                                                    Page
-------                                                                    ----

Part I. Financial Information
-------------------------------------------------------------------------------
1.   Financial Statements (Unaudited)

         Verizon Wireless of the East LP

             Condensed Consolidated Balance Sheets
             September 30, 2002 and December 31, 2001                         1

             Condensed Consolidated Statements of Operations
             For the three and nine months ended September 30,
             2002 and 2001                                                    2

             Condensed Consolidated Statements of Cash Flows
             For the nine months ended September 30, 2002 and 2001            3

             Condensed Consolidated Statement of Changes in Partners'
               Capital
             For the nine months ended September 30, 2002                     4

             Notes to Unaudited Condensed Consolidated Financial Statements   5

         Orange County-Poughkeepsie Limited Partnership (Predecessor)

             Balance Sheets
             September 30, 2002 and December 31, 2001                        10

             Statements of Operations
             For the three and nine months ended September 30, 2002
             and 2001                                                        11

             Statement of Changes in Partners' Capital
             For the nine months ended September 30, 2002                    12

             Statements of Cash Flows
             For the nine months ended September 30, 2002 and 2001           13

             Notes to Unaudited Financial Statements                         14

     2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               16

     3.  Quantitative and Qualitative Disclosures About Market Risk          23

     4.  Controls and Procedures                                             23

-------------------------------------------------------------------------------
Part II. Other Information
-------------------------------------------------------------------------------
     2.  Changes in Securities and Use of Proceeds                           23

     6.  Exhibits and Reports on Form 8-K                                    24

Signature                                                                    25
-------------------------------------------------------------------------------

Certifications                                                               26
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Part I - Financial Information
-------------------------------------------------------------------------------

Item 1.  Financial Statements
-------------------------------------------------------------------------------

                        Verizon Wireless of the East LP
                     Condensed Consolidated Balance Sheets


(Dollars in Thousands) (Unaudited)                              September 30,    December 31,
                                                                         2002         2001(a)
---------------------------------------------------------------------------------------------
Assets
Current assets
  Due from affiliates                                           $      43,221    $     18,075
  Accounts receivable, net of allowances of $1,167 and $0              22,539             495
  Unbilled revenue                                                      3,963           1,545
  Other receivables                                                       429               -
  Prepaid expenses and other current assets                             2,878             137
                                                                -----------------------------
  Total current assets                                                 73,030          20,252

Plant, property and equipment, net                                    111,430          26,057
Wireless licenses                                                   1,633,320               -
Other intangibles, net                                                 50,413               -
Deferred charges and other assets, net                                     76               5
                                                                -----------------------------
Total assets                                                    $   1,868,269    $     46,314
                                                                =============================

Liabilities and Partners' Capital
Current liabilities
  Accounts payable and accrued liabilities                      $      67,270    $        334
  Advance billings                                                      8,963             196
  Other current liabilities                                               842               -
                                                                -----------------------------
  Total current liabilities                                            77,075             530

Due to affiliates                                                     350,000               -
                                                                -----------------------------
Total liabilities                                                     427,075             530

Minority interests                                                      8,968           6,866
Commitments and contingencies (see Note 7)
Limited partner-preferred interest                                  1,116,174               -
Partners' capital
  Limited partner                                                     809,385          38,915
  General partner                                                      10,591               3
  Less: Note receivable                                              (503,924)              -
                                                                -----------------------------
Total partners' capital                                             1,432,226          38,918
                                                                -----------------------------
Total liabilities and partners' capital                         $   1,868,269    $     46,314
                                                                =============================

---------
(a) Verizon Wireless of the East LP's historical financial statements for the prior period substantially represent the financial results of Orange County-Poughkeepsie Limited Partnership, as the Predecessor to Verizon Wireless of the East LP


See Notes to Unaudited Condensed Consolidated Financial Statements

                        Verizon Wireless of the East LP
                Condensed Consolidated Statements of Operations


(Dollars in Thousands) (Unaudited)                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                2002          2001(a)            2002          2001(a)
----------------------------------------------------------------------------------------------------------------------
Operating Revenue
Service revenue                                        $      61,738    $     21,493    $     111,306   $      57,313
Equipment and other                                            3,088             541            4,526           1,336
                                                       --------------------------------------------------------------
Total operating revenue                                       64,826          22,034          115,832          58,649

Operating Costs and Expenses
Cost of service (excluding depreciation and
   amortization related to network assets included
   below)                                                     11,458           2,373           16,519           6,937
Cost of equipment                                              2,672               -            2,672               -
Selling, general and administrative                           15,622           1,921           18,143           4,344
Depreciation and amortization                                  4,059             928            6,114           2,622
Sales of assets, net                                              (3)              -               (3)              -
                                                       --------------------------------------------------------------
Total operating costs and expenses                            33,808           5,222           43,445          13,903

Operating Income                                              31,018          16,812           72,387          44,746

Other Income (Expenses)
Interest income, net                                             217             200              936             994
Minority interests                                            (4,038)         (2,552)         (10,351)         (6,861)
                                                       --------------------------------------------------------------
Net Income                                             $      27,197    $     14,460    $      62,972   $      38,879
                                                       ==============================================================
Allocation of Net Income:
   Limited partner - preferred interest                $       4,174    $          -    $       4,174   $           -
   Limited partner                                     $      22,793    $     14,460    $      58,210   $      38,879
   General partner                                     $         230    $          -    $         588   $           -

----------
(a) Verizon Wireless of the East LP's historical financial statements for the prior period substantially represent the financial results of Orange County-Poughkeepsie Limited Partnership, as the Predecessor to Verizon Wireless of the East LP


See Notes to Unaudited Condensed Consolidated Financial Statements

                        Verizon Wireless of the East LP
                Condensed Consolidated Statements of Cash Flows


(Dollars in Thousands) (Unaudited)                                                   Nine Months Ended September 30,
                                                                                              2002           2001(a)
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                           $      62,972     $      38,879
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           6,114             2,622
     Minority interests                                                                     10,351             6,861
     Net gain on disposal of property, plant and equipment                                      (3)                -
     Changes in certain assets and liabilities (net of the effects of purchased
       business)                                                                             5,140               195
                                                                                     -------------------------------
Net cash provided by operating activities                                                   84,574            48,557
                                                                                     -------------------------------

Cash Flows from Investing Activities
Capital expenditures                                                                        (8,024)           (3,186)
                                                                                     -------------------------------
Net cash used in investing activities                                                       (8,024)           (3,186)
                                                                                     -------------------------------

Cash Flows from Financing Activities
Increase in due from affiliate                                                             (22,612)           (5,371)
Issuance of long-term debt due to affiliate                                                350,000                 -
Repayments of assumed debt, net                                                           (584,363)                -
Contribution from partners                                                                 235,425                 -
Distribution to partners                                                                   (46,750)          (34,000)
Distributions to minority investors                                                         (8,250)           (6,000)
                                                                                     -------------------------------
Net cash used in financing activities                                                      (76,550)          (45,371)
                                                                                     -------------------------------

Change in cash                                                                                   -                 -
Cash, beginning of period                                                                        -                 -
Cash, end of period                                                                  $           -     $           -
                                                                                     ===============================

----------
(a) Verizon Wireless of the East LP's historical financial statements for the prior period substantially represent the financial results of Orange County-Poughkeepsie Limited Partnership, as the Predecessor to Verizon Wireless of the East LP


See Notes to Unaudited Condensed Consolidated Financial Statements

                        Verizon Wireless of the East LP
        Condensed Consolidated Statement of Changes in Partners' Capital


                                                              Verizon
                                             Price            Wireless           Verizon           Total
                                        Communications      Acquisition        Wireless of       Partners'
(Dollars in Thousands) (Unaudited)      Wireless, Inc.       South LLC         Georgia LLC        Capital
------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002             $             -     $      38,915      $           3    $      38,918

Net income                                       4,174            58,210                588           62,972
Contributed net assets                       1,112,000           759,010             10,000        1,881,010
Note receivable                                      -          (503,924)                 -         (503,924)
Distribution to partners                             -           (46,750)                 -          (46,750)
                                       --------------------------------------------------------------------
Balance at September 30, 2002          $     1,116,174     $     305,461      $      10,591    $   1,432,226
                                       =====================================================================


See Notes to Unaudited Condensed Consolidated Financial Statements

                        Verizon Wireless of the East LP

         Notes to Unaudited Condensed Consolidated Financial Statements

1. Formation of Verizon Wireless of the East Limited Partnership and Description of Business
-------------------------------------------------------------------------------

Formation of Verizon Wireless of the East LP

Verizon Wireless of the East LP (the "Partnership") was formed by Cellco Partnership ("Cellco") on December 17, 2001, for the purpose of acquiring the assets of Price Communications Wireless, Inc. ("PCW"), a subsidiary of Price Communications Corp. pursuant to the Transaction Agreement (the "Agreement") dated December 18, 2001, as amended. On August 15, 2002, the transactions contemplated by the Agreement were consummated.

At the closing, in accordance with the Agreement, PCW contributed substantially all of its business assets and approximately $160 million in cash to the Partnership; and Cellco, through its subsidiaries, contributed to the Partnership Federal Communications Commission ("FCC") licenses to provide broadband Personal Communications Services ("PCS") within the Macon, Georgia Basic Trading Area ("BTA") and a portion of the Atlanta, Georgia BTA, a $500 million 6.14% promissory note receivable, payable on demand, approximately $235 million in cash and its aggregate 85% interest in the Orange County-Poughkeepsie Limited Partnership (the "Predecessor"). In exchange for the assets it contributed, PCW received a preferred limited partnership interest in the Partnership, which is exchangeable, under certain circumstances, into common stock of Verizon Wireless Inc. (if an initial public offering of such stock occurs) or into common stock of Verizon Communications Inc. on the fourth anniversary of the asset contribution if a qualifying initial public offering of Verizon Wireless Inc. common stock is not completed prior to such anniversary.

The Partnership assumed certain liabilities of PCW relating to its business, including such liabilities that arose under PCW's $175 million of 11 3/4%
Senior Subordinated Notes due 2007 and $525 million of 9 1/8% Senior Secured Notes due 2006. On August 15, 2002, the Partnership used the approximately $160 million cash contributed by PCW, the $235 million cash contributed by Cellco and $350 million proceeds from a term loan facility obtained from Verizon Investments Inc., a subsidiary of Verizon Communications Inc., to effect a covenant defeasance with respect to all of PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006. The Notes were redeemed on August 16, 2002. The cost of the redemption included approximately $34 million above the face amount of the Notes, which was considered an additional part of the purchase price.

Also at the closing, in accordance with the Agreement, PCW and two subsidiaries of Cellco, Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC, entered into an amended and restated limited partnership agreement relating to the Partnership. Verizon Wireless of Georgia LLC became the managing general partner and Verizon Wireless Acquisition South LLC and PCW became the limited partners of the Partnership. Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC have a 1% and 99% special allocation interest in the Partnership, respectively. Pursuant to the limited partnership agreement, the profits of the Partnership (as defined in the partnership agreement) are allocated on a preferred basis to PCW's capital account quarterly in an amount up to, but not exceeding, 2.915% per annum (based on the weighted daily average balance of PCW's capital account). PCW is not entitled to a share of the Partnership's profits in excess of this preferred return. PCW's capital account will not be allocated any preferred return after the earlier to occur of (1) the expiration of the period (if any) within which PCW is entitled to elect to exchange its preferred interest for Verizon Wireless common stock or (2) the fourth anniversary of the asset contribution. According to the amended limited partnership agreement, the Partnership is required to make cash distributions to PCW on a quarterly basis equal to 50% of PCW's preferred return for the quarter. PCW's initial capital account balance for its preferred interest was $1,112 million.

Description of Business

The Partnership provides wireless voice and data communication services in the acquired PCW markets in Alabama, Georgia, South Carolina and Florida. In addition, through its 85% interest in Orange County-Poughkeepsie Limited Partnership, the Partnership provides wholesale wireless mobile telephone service to resellers (primarily Cellco) operating in the Orange County and Poughkeepsie, New York metropolitan areas.

2.   Basis of Presentation
-------------------------------------------------------------------------------

The accompanying unaudited financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the December 31, 2001 financial statements of both Verizon Wireless of the East LP and Orange County-Poughkeepsie Limited Partnership included in the Verizon Wireless of the East LP and Verizon Communications Inc. Form S-4 filed on May 31, 2002.

The consummation of the asset contribution described in Note 1 was completed on August 15, 2002. The consolidated financial statements reflect the transfer of certain Cellco assets, including its aggregate 85% interest in Orange County-Poughkeepsie Limited Partnership, at historical cost as these transfers were among entities under common control. Results of operations thus include those of the Predecessor for all periods presented. The financial statements and notes for 2001 are substantially those of the Predecessor since the asset contribution was not consummated on or before December 31, 2001.

The Partnership accounted for the assets contributed by PCW in accordance with the purchase method of accounting for business combinations. The asset contribution closed on August 15, 2002 and the allocation of the purchase price is expected to be finalized in the third quarter of 2003. The Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership's financial position or results of operations. Consideration of approximately $1,704 million, including $550 million in net debt assumed and redeemed, was allocated as follows based upon a preliminary assessment of tangible and intangible assets acquired:

                                               (Dollars in Thousands)
    Wireless licenses                            $       1,603,891
    Customer list                                           51,900
    Net tangible assets acquired                            47,972
                                                 ------------------
           Total                                 $       1,703,763
                                                 ==================

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Partnership as if the asset contribution transaction had occurred as of January 1, 2002 and 2001, giving effect to purchase accounting adjustments. The unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Partnership had the acquired business operated as part of the Partnership for the three and nine months ended September 30, 2002 and 2001, nor is the unaudited pro forma data indicative of the results of future consolidated operations.

(Dollars in Thousands)          Three Months Ended September 30,        Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------
                                      2002                  2001             2002                  2001
                               -----------           -----------      -----------           -----------
                               (Unaudited)           (Unaudited)      (Unaudited)           (Unaudited)
Total operating revenue        $   100,896           $    92,482      $   296,515           $   277,445
Net income                     $    38,969           $    35,857      $   122,684           $   107,572

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the current year presentation.

3.   Recently Issued Accounting Pronouncements
-------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Partnership is required to adopt the standard effective January 1, 2003. The

Partnership is currently evaluating its long-lived asset retirement obligations in relation to the provisions of SFAS No.143 to determine the impact, if any, on its future results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Partnership has adopted the standard effective January 1, 2002. The adoption of SFAS No.144 had no material effect on the Partnership's results of operations or financial position.

4.   Wireless Licenses and Other Intangibles, Net
-------------------------------------------------------------------------------

The Partnership adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets will no longer be amortized. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In the asset contribution transaction, the Partnership received certain wireless licenses and other intangibles contributed by PCW and subsidiaries of Cellco. The Partnership has completed a preliminary assessment of the useful lives of the intangible assets contributed. The principal intangible asset contributed in the asset contribution was wireless licenses. These licenses provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Radio frequency spectrum is a resource that has always existed and will continue to exist indefinitely. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses typically occur routinely and at nominal cost. The Partnership has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the contributed wireless licenses. As a result, the wireless licenses are treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant. The Partnership will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

All of the contributed wireless licenses have been integrated into Cellco's nationwide footprint. All of the licenses in Cellco's nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the wireless licenses for impairment, Cellco determines the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows the fair value of all of the other net tangible and intangible assets of Cellco. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized by Cellco. Any impairment loss recognized by Cellco will be allocated to its consolidated subsidiaries based upon a reasonable methodology. Subsequent to the closing of the transaction, Cellco performed an updated impairment test which incorporated the contributed wireless licenses. No impairment was recognized. Future tests for impairment will be performed by Cellco at least annually and more often if events or circumstances warrant.

The carrying amount of wireless licenses is as follows:

      (Dollars in Thousands)                           Wireless Licenses
                                                       -----------------

      Balance, as of December 31, 2001                 $               -
      Wireless licenses acquired and contributed               1,633,320
      Aggregate impairment losses recognized                           -
                                                       -----------------
      Balance as of September 30, 2002                 $       1,633,320
                                                       =================

Other intangibles, net, which represent acquired customer lists, have a finite useful life of 6 years and are amortized on an accelerated basis. As of September 30, 2002, a preliminary estimate of $51.9 million was recorded as customer lists and the accumulated amortization was $1.5 million. Amortization expense for the three and nine months ended September 30, 2002 was $1.5 million. Based solely on the amortized intangible assets existing at September 30, 2002, the amortization expense is estimated to be $3.0 million for the remainder of 2002, $10.9 million in 2003, $8.6 million in 2004, $7.7 million in 2005 and $7.7 million in 2006.

5.   Supplementary Financial Information
-------------------------------------------------------------------------------

Property, plant and equipment consists of the following:

      (Dollars in Thousands)
                                                            September  30,       December 31,
                                                           ---------------    ---------------
                                                                      2002               2001
                                                           ---------------    ---------------
      Land and improvements                                $         3,930    $             -
      Buildings (10-40 yrs.)                                        15,932              9,451
      Wireless plant equipment (4-15 yrs.)                          94,817             33,803
      Furniture, fixtures and equipment (2-7 yrs.)                  12,801                381
      Leasehold improvements (5-10 yrs.)                             6,201                  -
                                                           ---------------    ----------------
                                                                   133,681             43,635
      Less:  accumulated depreciation (b)                           22,251             17,578
                                                           ---------------    ---------------
      Property, plant and equipment, net (a)(c)            $       111,430    $        26,057
                                                           ===============    ===============

     (a) Construction-in-progress included in certain of the classifications shown in property, plant and equipment, principally wireless plant equipment, amounted to $4,265 and $1,598 at September 30, 2002 and December 31, 2001, respectively.
     (b) Depreciation expense for the three months ended September 30, 2002 and 2001 was $2,572, and $928, respectively; and for the nine months ended September 30, 2002, and 2001 was $4,627 and $2,622, respectively.
     (c) Network engineering costs of $503 and $112 were capitalized during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

Accounts payable and accrued liabilities consists of the following:

      (Dollars in Thousands)
                                                            September  30,       December 31,
                                                           ---------------    ---------------
                                                                      2002               2001
                                                           ---------------    ---------------

      Accounts payable                                     $        64,051    $           119
      Taxes payable                                                  2,667                138
      Accrued expenses                                                 105                 77
      Accrued commissions                                              447                  -
                                                           ---------------    ---------------
      Accounts payable and accrued liabilities             $        67,270    $           334
                                                           ===============    ===============

Supplementary cash flow information is as follows:

    (Dollars in Thousands)                                            Nine Months Ended September 30,
                                                                  -----------------------------------
                                                                             2002                2001
                                                                  ---------------     ---------------
    Interest paid                                                 $         3,880     $             -
    Supplemental investing and financing non-cash transactions:
           Note receivable issued from affiliate                  $       500,000     $             -
           Net assets transferred from affiliates under common
           control                                                         33,586                   -
                                                                  -----------------------------------
           Business combination:
               Preferred interest issued                          $     1,112,000     $             -
               Debt and liabilities assumed                               591,763                   -
                                                                  -----------------------------------
                    Fair value of assets acquired                 $     1,703,763     $             -
                                                                  ===================================

6.   Due From/To Affiliates
-------------------------------------------------------------------------------

Due From Affiliates

At September 30, 2002, due from affiliates amounted to approximately $43 million. Cellco manages all cash, inventory and financing activities for the Partnership. Inventory is owned by Cellco and held on consignment by the Partnership. Such consigned inventory is not recorded on the Partnership's financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco's cost basis and included in the accompanying statements of operations. As such, the change in due from affiliate is reflected as a financing activity in the statements of cash flows. Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership are charged to the Partnership through this account. For the nine months ended September 30, 2002 and 2001, Cellco has charged the Partnership approximately $7.3 and $2.3 million for administrative and operating costs, respectively. Interest income is based on the average monthly outstanding balance in this account and is calculated by applying Cellco's average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications Inc., which was approximately 4.9% for the nine months ended September 30, 2002. Included in interest income, net was $1.2 million of interest income for the nine months ended September 30, 2002 related to due from affiliates.

Note Receivable From Affiliate

Upon the closing of the asset contribution (see Note 1), Cellco issued and contributed to the Partnership a note receivable for the principal sum of $500 million (which accrues interest at an annual fixed rate of 6.14%). Both interest and principal are payable on demand. As of September 30, 2002, the note receivable balance amounted to $504 million and was recorded in a contra partners' capital account similar to a stock subscription receivable.

Term Loan Payable To Affiliate

At the closing of the asset contribution (see Note 1), in addition to the cash contributed by PCW and Cellco, the Partnership obtained a $350 million term loan facility ("credit facility") from Verizon Investments Inc., a wholly-owned subsidiary of Verizon Communications Inc., to partially fund a covenant defeasance and redemption with respect to all of PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006. The credit facility bears interest at a fixed rate of approximately 8.9% per year.
Interest is payable quarterly in arrears. The credit facility is guaranteed by PCW. It matures four and one-half years after the asset contribution (February 15, 2007) or six months following the occurrence of certain specified events.

7.   Commitments and Contingencies
-------------------------------------------------------------------------------

Cellco is subject to various lawsuits and other claims, including class actions, product liability, patent infringement, antitrust and partnership disputes, and claims involving relations with resellers and agents. Various consumer class action lawsuits allege that Cellco breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. Certain of these lawsuits and other claims may impact the Partnership. These litigation matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at September 30, 2002 cannot be ascertained. The potential effect, if any, on the financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

On May 5, 2000, PCW entered into a seven-year agreement with H.O. Systems, Inc. to provide PCW with billing services for its customers. Under the Agreement, the Partnership agreed to assume this contract and PCW agreed to use its best efforts to negotiate a shortened term for this assumed contract, which would allow the Partnership to transition the acquired customers to its billing system sooner than would be permitted under the existing term of the H.O. Systems agreement. PCW further agreed to a purchase price adjustment of $38 million in the event that they were unable to negotiate a reduced term. Since PCW was unsuccessful in these efforts, the purchase price adjustment took effect at the closing of the transaction on August 15, 2002.

          Orange County-Poughkeepsie Limited Partnership (Predecessor)
                                 Balance Sheets


(Dollars in Thousands) (Unaudited)               September 30,     December 31,
                                                          2002              2001
-------------------------------------------------------------------------------
Assets
Current assets
  Due from general partner                     $       29,864    $       18,072
  Accounts receivable                                     512               495
  Unbilled revenue                                      1,097             1,545
  Prepaid expenses                                        146               137
                                               --------------------------------
Total current assets                                   31,619            20,249

Property, plant and equipment, net                     28,913            26,057
Deferred charges and other assets, net                      3                 5
                                               --------------------------------
Total assets                                   $       60,535    $       46,311
                                               ================================

Liabilities and Partners' Capital
Current liabilities
  Accounts payable and accrued liabilities     $          518    $          334
  Advance billings                                        228               196
                                               --------------------------------
Total current liabilities                                 746               530

Contingencies (see Note 5)

Partners' capital                                      59,789            45,781
                                               --------------------------------
Total liabilities and partners' capital        $       60,535    $       46,311
                                               ================================


See Notes to Unaudited Financial Statements

          Orange County-Poughkeepsie Limited Partnership (Predecessor)
                            Statements of Operations


(Dollars in Thousands) (Unaudited)                Three Months Ended September 30,    Nine Months Ended September  30,
                                                            2002               2001             2002              2001
----------------------------------------------------------------------------------------------------------------------
Operating Revenue
   Service revenue                                  $     30,277    $        21,493    $      79,845     $      57,313
    Other revenue                                            826                541            2,265             1,336
                                                    ------------------------------------------------------------------
Total operating revenue                                   31,103             22,034           82,110            58,649
                                                    ------------------------------------------------------------------

Operating Costs and Expenses
   Cost of service (excluding depreciation
       related to network assets included below)           2,690              2,373            7,751             6,937
   General and administrative                                849              1,921            3,370             4,344
   Depreciation                                            1,039                928            3,094             2,622
    Sales of assets, net                                      (3)                 -               (3)                -
                                                    ------------------------------------------------------------------
Total operating costs and expenses                         4,575              5,222           14,212            13,903
                                                    ------------------------------------------------------------------

Operating Income                                          26,528             16,812           67,898            44,746
Interest income, net                                         391                200            1,110               994
                                                    ------------------------------------------------------------------
Net Income                                          $     26,919    $        17,012    $      69,008     $      45,740
                                                    ==================================================================


See Notes to Unaudited Financial Statements

          Orange County-Poughkeepsie Limited Partnership (Predecessor)
                   Statement of Changes in Partners' Capital


                                           NYNEX                         Warwick
                                          Mobile          Taconic         Valley           Total
                                          Limited        Telephone      Telephone        Partners'
(Dollars in Thousands) (Unaudited)     Partnership 2    Corporation      Company          Capital
---------------------------------------------------------------------------------------------------

Balance at January 1, 2002             $    38,915      $    3,433    $     3,433     $      45,781

Net income                                  58,656           5,176          5,176            69,008
Distribution to partners                   (46,750)         (4,125)        (4,125)          (55,000)
                                       ------------------------------------------------------------
Balance at September 30, 2002          $    50,821      $    4,484    $     4,484     $      59,789
                                       ============================================================


See Notes to Unaudited Financial Statements

          Orange County-Poughkeepsie Limited Partnership (Predecessor)
                            Statements of Cash Flows


                                                                             For The Nine Months Ended September 30,
(Dollars in thousand) (Unaudited)                                                         2002                  2001
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                   $          69,008    $          45,740
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                        3,094                2,622
     Net gain on disposal of property, plant and equipment                                  (3)                   -
     Changes in certain assets and liabilities                                             640                  195
                                                                             --------------------------------------
Net cash provided by operating activities                                               72,739               48,557
                                                                             --------------------------------------
Cash Flows From Investing Activities
Capital expenditures                                                                    (5,947)              (3,186)
                                                                             --------------------------------------
Net cash used in investing activities                                                   (5,947)              (3,186)
                                                                             --------------------------------------
Cash Flows From Financing Activities
Distribution to partners                                                               (55,000)             (40,000)
Increase in due from general partner, net                                              (11,792)              (5,371)
                                                                             --------------------------------------
Net cash used in financing activities                                                  (66,792)             (45,371)
                                                                             --------------------------------------
Change in cash                                                                               -                    -
Cash, beginning of period                                                                    -                    -
                                                                             --------------------------------------
Cash, end of period                                                          $               -    $               -
                                                                             ======================================


See Notes to Unaudited Financial Statements

          Orange County-Poughkeepsie Limited Partnership (Predecessor)
                    Notes to Unaudited Financial Statements


1.   Basis of Presentation
-------------------------------------------------------------------------------

The accompanying unaudited financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the December 31, 2001 financial statements included in the Verizon Wireless of the East LP and Verizon Communications Inc. Form S-4 filed on May 31, 2002.

Certain reclassifications have been made to the 2001 financial statements to conform to the current year presentation.

2.   Background and Description of Business
-------------------------------------------------------------------------------

The Orange County-Poughkeepsie Limited Partnership ("OCP") operates as a limited partnership amongst Verizon Wireless of the East LP ("Verizon East LP"), Taconic Telephone Corporation, and Warwick Valley Telephone Company. Two subsidiaries of Cellco Partnership ("Cellco"), Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC, have a 1% and 99% special allocation interest in Verizon East LP, respectively. Verizon East LP is the general partner of OCP, holding an aggregate 85% partnership interest in OCP. Taconic and Warwick each hold limited partnership interests of 7.5%. Prior to August 15, 2002, the interests in OCP currently held by Verizon East LP were held by NYNEX Mobile Limited Partnership 2, a partnership 100% beneficially owned by Cellco.

OCP provides wireless mobile telephone service to resellers who operate in the Orange County and Poughkeepsie, New York metropolitan areas. The Orange County-Poughkeepsie wireless system became operational in 1987. The partners make capital contributions, share in the operating results and receive distributions from OCP in accordance with their respective ownership percentages.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. OCP is required to adopt the standard effective January 1, 2003, with early adoption allowed. OCP is currently evaluating its long-lived asset retirement obligations in relation to the provisions of SFAS No. 143 to determine the impact, if any, on its future results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. OCP has adopted the standard effective January 1, 2002. The adoption of SFAS No. 144 had no material effect on OCP's results of operations or financial position.

3.   Property, Plant and Equipment
-------------------------------------------------------------------------------

Property, plant and equipment consists of the following:

(Dollars in Thousands) (Unaudited)               September 30,     December 31,
                                                          2002             2001
-------------------------------------------------------------------------------

Buildings (10-40 years)                          $      10,169    $       9,451
Wireless plant equipment (4-15 years)                   39,024           33,803
Furniture, fixtures and equipment (2-7 years)              300              381
                                                 ------------------------------
                                                        49,493           43,635
Less: accumulated depreciation                          20,580           17,578
                                                 ------------------------------
Property, plant and equipment, net               $      28,913    $      26,057
                                                 ==============================

Property, plant and equipment includes the following:

Network engineering costs of $293 and $112 were capitalized during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

Construction-in-progress included in certain of the classifications shown above, principally wireless plant equipment, amounted to $3,499 and $1,598 at September 30, 2002 and December 31, 2001, respectively.

Depreciation expense for the three months ended September 30, 2002 and 2001 was $1,039, and $928, respectively; and for the nine months ended September 30, 2002, and 2001 was $3,094 and $2,622, respectively.

4.   Due From General Partner
-------------------------------------------------------------------------------

Due from general partner principally represents OCP's cash position. Cellco manages all cash and financing activities for OCP. As such, the change in due from general partner is reflected as a financing activity in the statements of cash flows. Additionally, administrative and operating costs incurred by Cellco on behalf of OCP are charged to OCP through this account. Interest income is based on the average monthly outstanding balance in this account and is calculated by applying Cellco's average borrowing rate, which was approximately 4.9% and 5.7% for the nine months ended September 30, 2002 and 2001, respectively. Included in interest income, net were $1,110 and $985 of interest income for the nine months ended September 30, 2002 and 2001, respectively related to the due from general partner.

5.   Contingencies
-------------------------------------------------------------------------------

Cellco is subject to various lawsuits and other claims, including class actions, product liability, patent infringement, antitrust and partnership disputes, and claims involving relations with resellers and agents. Various consumer class action lawsuits allege that Cellco breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. Certain of these lawsuits and other claims may impact OCP. These litigation matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and OCP and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

OCP may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at September 30, 2002 cannot be ascertained. The potential effect, if any, on the financial condition and results of operations of OCP, in the period in which these matters are resolved, may be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, "we", "our", "us" and "the Partnership" refer to Verizon Wireless of the East LP.

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

Verizon Wireless of the East LP was formed by Cellco Partnership ("Cellco") on December 17, 2001 for the purpose of acquiring the assets of Price Communications Wireless, Inc. ("PCW"), a subsidiary of Price Communications Corp., pursuant to the Transaction Agreement (the "Agreement") dated December 18, 2001, as amended. On August 15, 2002, the transactions contemplated by the Agreement were consummated.

At the closing, in accordance with the Agreement, PCW contributed substantially all of its business assets and approximately $160 million in cash to us; and Cellco, through its subsidiaries, contributed to us Federal Communications Commission ("FCC") licenses to provide broadband Personal Communications Services ("PCS") within the Macon, Georgia Basic Trading Area ("BTA") and a portion of the Atlanta, Georgia BTA, a $500 million 6.14% promissory note receivable, payable on demand, approximately $235 million in cash and its aggregate 85% interest in the Orange County-Poughkeepsie Limited Partnership (the "Predecessor"). In exchange for the assets it contributed, PCW received a preferred limited partnership interest from us, which is exchangeable, under certain circumstances, into common stock of Verizon Wireless Inc. (if an initial public offering of such stock occurs) or into common stock of Verizon Communications Inc. on the fourth anniversary of the asset contribution if a qualifying initial public offering of Verizon Wireless Inc. common stock is not completed prior to such anniversary.

Also at the closing, in accordance with the Agreement, PCW and two subsidiaries of Cellco, Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC, entered into an amended and restated limited partnership agreement. Verizon Wireless of Georgia LLC became the managing general partner and Verizon Wireless Acquisition South LLC and PCW became the limited partners. Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC have a 1% and 99% special allocation interest, respectively.

We assumed certain liabilities of PCW relating to its business, including liabilities that arose under PCW's $175 million of 11 3/4% Senior Subordinated Notes due 2007 and $525 million of 9 1/8% Senior Secured Notes due 2006. On August 15, 2002, we used the approximately $160 million in cash contributed by PCW, the approximately $235 million of cash contributed by Cellco, and the proceeds from a $350 million term loan facility ("credit facility") from Verizon Investments Inc., a wholly-owned subsidiary of Verizon Communications Inc., to effect a covenant defeasance with respect to all of PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006. The Notes were redeemed on August 16, 2002. The credit facility bears interest at a rate of approximately 8.9% per year. It is guaranteed by PCW. The credit facility matures four and one-half years after the asset contribution (February 15, 2007) or six months following the occurrence of certain specified events.

We provide wireless voice and data communication services in the acquired PCW markets in Alabama, Georgia, South Carolina and Florida. In addition, we provide wholesale wireless mobile telephone service to resellers (primarily Cellco) who operate in the Orange County and Poughkeepsie, New York metropolitan areas. Cellco provides or arranges for provision of certain services to us in connection with our business. These services may include, but are not limited to, administrative, accounting, billing, credit, collection, legal, and such other services as may be necessary to administer the Partnership and operate our wireless network. Cellco charges us for these services at rates that are on substantially the same basis as it charges other partnerships managed by Cellco.

We do not have any employees. The employees of Cellco Partnership manage and operate our business on our behalf.

-------------------------------------------------------------------------------
Critical Accounting Policies And Estimates
-------------------------------------------------------------------------------

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used for, but not limited to, the accounting for allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, accrued expenses, useful lives of assets, and allocation of purchase prices in connection with business combinations. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each quarter. These estimates are based primarily upon historical minutes of use processed.

     o We maintain allowances for uncollectible accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries.

     o When recording our depreciation expense associated with our network assets, we use estimated useful lives. As a result of changes in our technology and industry conditions, we periodically evaluate the useful lives of our network assets. These evaluations could result in a change in our useful lives in future periods.

     o We are allocated expenses from Cellco. Cellco estimates these allocations based primarily on, but not limited to, our historical minutes of use, our subscriber base, and the number of our gross additions as a percent of Cellco's total. We believe these allocations are reasonable.

In addition, we have adopted the provisions of Statement of Financial
Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets will no longer be amortized. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement.

In the asset contribution transaction, we received certain wireless licenses and other intangibles contributed by PCW and subsidiaries of Cellco. We have completed a preliminary assessment of the useful lives of the intangible assets contributed. The principal intangible asset contributed in the asset contribution was wireless licenses. These licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Radio frequency spectrum is a resource that has always existed and will continue to exist indefinitely. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses typically occur routinely and at nominal cost. We have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the contributed wireless licenses. As a result, the wireless licenses are treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant. We will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

All of the contributed wireless licenses have been integrated into Cellco's nationwide footprint. All of the licenses in Cellco's nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the wireless licenses for impairment, Cellco determines the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows the fair value of all of the other net tangible and intangible assets of Cellco. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized by Cellco. Any impairment loss recognized by Cellco will be allocated to its consolidated subsidiaries based upon a reasonable methodology.

Subsequent to the closing of the transaction, Cellco performed an updated impairment test which incorporated the contributed wireless licenses. No impairment was recognized. Future tests for impairment will be performed by Cellco at least annually and more often if events or circumstances warrant.

On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 has had no material effect on our results of operations or financial position.

The following is a discussion of the results of operations and financial condition of Verizon Wireless of the East LP. The consummation of the asset contribution was completed on August 15, 2002. The consolidated financial statements reflect the transfer of certain Cellco assets, including its aggregate 85% interest in the Orange County-Poughkeepsie Limited Partnership (the Predecessor), on a historical basis as these transfers were among entities under common control. Results of operations thus comprise those of the Predecessor for all periods presented. The results of operations for the nine months ended September 30, 2001 are substantially those of the Predecessor since the asset contribution was not consummated on or before December 31, 2001.

-------------------------------------------------------------------------------
Consolidated Results of Operations of Verizon Wireless of the East LP compared to Orange County-Poughkeepsie LP (Predecessor)
-------------------------------------------------------------------------------

Subscribers

(Thousands)                  Three Months Ended September 30,                Nine Months Ended September 30,
                                        2002             2001     % Change            2002              2001    % Change
------------------------------------------------------------------------------------------------------------------------
Subscribers (end of period)            527.6            107.0       393.1%           527.6             107.0      393.1%

We ended the third quarter 2002 with 527.6 thousand subscribers, compared to
107.0 thousand subscribers at the end of the third quarter 2001, an increase of
420.6 thousand net new subscribers, or 393.1%. Ninety-seven percent of the increase in subscribers is attributed to the acquisition of PCW. The number of subscribers added to our subscriber count as a result of the PCW acquisition reflects certain downward adjustments we have made to conform PCW's subscriber count to our methodology of counting subscribers and to reflect our termination of certain PCW service offerings after the acquisition. The remainder of the increase is due to the growth of the subscriber base of the Predecessor.

Total churn was 1.82% in the third quarter and 1.47% for the nine months ended September 30, 2002, compared to 1.94% in the third quarter of 2001 and 0.98% for the nine months ended September 30, 2001. The overall composition of the customer base at September 30, 2002, was 61.8% retail postpaid customers, 15.3% retail prepaid customers and 22.9% resellers, of which Cellco retail subscribers comprise 91.2% of the total reseller base.

Operating Revenues

(Thousands)               Three Months Ended September 30,                Nine Months Ended September 30,
                                     2002             2001     % Change            2002              2001    % Change
------------------------------------------------------------------------------------------------------------------------
Service revenue            $       61,738    $       21,493     187.2%    $      111,306     $     57,313       94.2%
Equipment and other                 3,088               541     470.8%             4,526            1,336      238.8%
                           ---------------------------------------------------------------------------------------------
                           $       64,826    $       22,034     194.2%    $      115,832     $     58,649       97.5%

Total operating revenue grew by $42.8 million, or 194.2%, in the third quarter of 2002 and $57.2 million, or 97.5%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. Excluding the acquisition of PCW assets, total operating revenue grew by $9.1 million, or 41.2%, in the third quarter of 2002 and $23.5 million, or 40.0% for the nine months ended 2002 compared to the same periods in 2001. This increase was primarily due to an increase in the minutes of use per subscriber on our network, which in turn drove the increase in the average service revenue per subscriber of the Predecessor.

Service revenue. Service revenue grew by $40.2 million, or 187.2%, in the third quarter of 2002 and $54.0 million, or 94.2%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. Excluding the acquisition of PCW assets, service revenue grew by $8.8 million, or 40.9%, in the third quarter of 2002 and $22.5 million, or 39.3%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. This increase was primarily due to an increase in the minutes of use per subscriber on our network, which in turn drove the increase in the average service revenue per subscriber. Wholesale revenue makes up 49% of the total service revenue in the third quarter and 72% of the total service revenue for the nine months ended September 30, 2002.

Average service revenue per subscriber decreased 7.4% to $63.76 for the third quarter 2002 and increased by 5.7% to $68.11 for the nine months ended September 30, 2002 compared to the similar periods in 2001. The decrease for the quarter is mainly attributable to lower average service revenue per subscriber for the retail customers acquired from PCW. We recently re-evaluated the wholesale rates we charge our largest reseller, Cellco. We expect these rates to be reduced consistent with market trends, although based on current expectations, we do not anticipate such reductions to adversely affect PCW's preferred return. The increase for the nine months ended September 30, 2002 is due to the higher service revenue per reseller subscriber of the Predecessor described below, partially offset by the lower level of service revenue per retail subscriber acquired from PCW. Excluding the acquisition of PCW assets, the average service revenue per subscriber increased 24.3% to $85.58 for the third quarter of 2002 and increased by 21.5% to $78.29 for the nine months ended September 30, 2002 compared to the similar periods in 2001. The increase was primarily due to an increase in the minutes of use per subscriber on our network, which in turn drove the increase in the average service revenue per subscriber of the Predecessor. Overall, the average service revenue per subscriber is expected to decline as a result of the PCW acquisition.

Equipment and other revenue. Equipment revenue is due solely to the acquisition of PCW, as the Predecessor had no retail customers and did not sell equipment. Equipment and other revenue increased by $2.5 million, or 470.8%, in the third quarter of 2002 and $3.2 million, or 238.8%, for the nine months ended September 30, 2002 compared to similar periods in 2001. Excluding the acquisition of PCW assets, other revenue consisting of cell site rental revenue and billing services grew by $285 thousand, or 52.7%, in the third quarter of 2002 and $929 thousand, or 69.5%, for the nine months ended September 30, 2002. This increase was primarily due to an increase in the cell site rental revenue.

Operating Costs and Expenses

(Dollars in Thousands)                     Three Months Ended                          Nine Months Ended
                                                 September 30,      %                      September 30,      %
                                         2002            2001     Change           2002          2001       Change
------------------------------------------------------------------------------------------------------------------
Cost of service                  $     11,458    $       2,373     382.8%   $    16,519   $      6,937       138.1%
Cost of equipment                       2,672                -     n/a            2,672              -       n/a
Selling, general and                   15,622            1,921     713.2%        18,143          4,344       317.7%
   administrative
Depreciation and amortization           4,059              928     337.4%         6,114          2,622       133.2%
Sale of assets, net                        (3)               -     n/a               (3)             -       n/a
                                 -----------------------------     -----    --------------------------       -----
                                 $     33,808    $       5,222     547.4%   $    43,445   $     13,903       212.5%

Cost of service. Cost of service includes roaming charges billed to us for our subscribers' usage outside our network and direct telecom, as well as network-related salaries, and site and tower rentals. Cost of service grew by $9.1 million, or 382.8%, in the third quarter of 2002 and $9.6 million, or 138.1%, for the nine months ended 2002 compared to the similar periods in 2001. These increases were due to the acquisition of the PCW assets. Excluding the acquisition of PCW assets, cost of service grew by $317 thousand, or 13.4% for the third quarter 2002 and $814 thousand, or 11.7%, for the nine months ended September 30, 2002 compared to similar periods in 2001. The increases were primarily due to increased direct telecom charges caused by increased minutes of use on our network of 54% for the third quarter 2002 and 52% for the nine months ended September 30, 2002 compared to similar periods in 2001. Service margins decreased by 7.5% to 81.4% for the third quarter 2002 and decreased by 2.7% to 85.2% for the nine months ended September 30, 2002, compared to similar periods in 2001. The decrease is due to PCW's lower service margins. Excluding PCW, service margins remained relatively constant at 91.1% for the third quarter 2002 and 90.3% for the nine months ended September 30, 2002. Service margins are expected to decline as a result of the PCW acquisition.

Cost of equipment. Cost of equipment includes costs of handsets, accessories and the cost of shipping and warehousing these products. Cost of equipment was $2.7 million for the third quarter of 2002 and for the nine months ended September 30, 2002. Cost of equipment was due solely to the acquisition of the PCW assets. The negative equipment margin, or subsidy, was 18.4% in the third quarter and for the nine months ended September 30, 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses grew by $13.7 million, or 713.2%, in the third quarter of 2002 and $13.8 million, or 317.7%, for the nine months ended 2002 compared to the similar periods in 2001. Both increases were primarily due to a $3.3 million increase in selling expenses, and a $2.1 million increase in billing and data processing expenses associated with the retail operations related to the acquisition of PCW assets. Also contributing to the increase were increases of $1.8 million in salary expenses and $6.5 million in other operating expenses also associated with the retail operations related to the acquisition of the PCW assets.

Depreciation and amortization. Depreciation and amortization increased by $3.1 million, or 337.4%, for the quarter ended September 30, 2002 and by $3.5 million, or 133.2%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. The increase was primarily due to increased depreciation expense related to the increase in depreciable assets as a result of the acquisition of PCW's assets.

Other Income (Expense)

(Dollars in Thousands)     Three Months Ended September 30,     %        Nine Months Ended September 30,     %
                                     2002              2001   Change              2002              2001   Change
-----------------------------------------------------------------------------------------------------------------

Interest income, net       $          217    $          200     8.5%      $        936     $         994    (5.8%)
Minority interests                 (4,038)           (2,552)   58.2%           (10,351)           (6,861)   50.9%

Interest income, net. Interest income, net increased by $17 thousand, or 8.5%, for the quarter ended September 30, 2002 and decreased by $58 thousand, or 5.8%, for the nine months ended September 30, 2002 compared to similar periods in 2001. The changes were attributable to changes in the due from affiliates balance between the periods. We expect interest expense to increase due to the $350 million, 8.9% fixed rate term loan facility from Verizon Investments Inc. and due to the funding of our network conversion of the PCW markets from the Time Division Multiple Access ("TDMA") to Code Division Multiple Access ("CDMA") technology. However, this increase will be partially offset by the interest income on the $500 million note receivable from Cellco.

Minority interests. Minority interest expense represents the minority interests of Orange County-Poughkeepsie Limited Partnership's limited partners, Warwick Valley Telephone Company and Taconic Telephone Corporation. Each of these partners holds a 7.5% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership. Minority interest expense increased by $1.5 million, or 58.2%, for the quarter ended September 30, 2002 and by $3.5 million, or 50.9%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. The increases were due to higher net income in the Predecessor's results of operations.

-------------------------------------------------------------------------------
Consolidated Financial Condition
-------------------------------------------------------------------------------

(Dollars in Thousands)                                    Nine Months Ended September 30,
                                                              2002                   2001       $ Change
--------------------------------------------------------------------------------------------------------
Cash Flows Provided By (Used In)
Operating activities                                  $       84,574      $        48,557      $  36,017
Investing activities                                          (8,024)              (3,186)        (4,838)
Financing activities                                         (76,550)             (45,371)       (31,179)
                                                      --------------------------------------------------
Change in Cash                                        $            -      $             -      $       -
                                                      ==================================================

We will have significant cash needs over the next two years, as described below. To meet these funding requirements, we will rely on a combination of internally-generated funds and borrowings from affiliates to fund distributions and capital expenditures. Financing from affiliates will generally consist of borrowings and advances from our general partner who in turn will be dependent upon borrowings and advances from Cellco. We will therefore be dependent upon Cellco's access to capital in order to provide us with financing. Cellco receives its funding from its own cash flow from operations and from borrowings, primarily from Verizon Communications Inc.

and its subsidiaries, and also from unrelated entities. As a result, we are dependent upon Verizon Communications Inc.'s access to capital.

Cash Flows Provided by Operating Activities

As disclosed above, our primary source of funds is cash generated from operations. Sixty-seven percent of the increase in cash flows provided by operating activities reflects the increase in internally-generated cash flows from the operations of our Predecessor for the first nine months of 2002 compared to the similar period of 2001. The remainder of the increase is attributed to the operations of the newly acquired PCW assets.

Cash Flows Used in Investing Activities

Capital expenditures continue to be the primary use of cash. The capital spending of $8.0 million was funded by our internally-generated cash flows. The $4.8 million increase in capital spending in the first nine months of 2002 compared to the similar period of 2001 is due to a $2.8 million increase in spending for the build-out and upgrade of the Predecessor's network and $2.0 million in capital spending for the conversion of the former PCW network and other infrastructure. Substantial capital outlays of approximately $230 million will be required for the conversion of PCW's network over the next two years. We expect to fund these capital outlays through internally-generated funds and borrowings from affiliates. We expect total capital expenditures in 2002 to be approximately $80 million.

Cash Flows Used by Financing Activities

The increase in cash used in financing activities during the nine months ended September 30, 2002 was due primarily to a $17.2 million increase in due from affiliates and a $15.0 million increase in distributions to the partners of the Predecessor.

Immediately after the closing of the asset contribution, we redeemed the entire $550 million net debt assumed from PCW with the cash contributed and borrowed from our partners. The cost of the redemption above the face amount of the debt was approximately $34 million. The $350 million term loan facility obtained for the purpose of funding the redemption bears interest at a rate of approximately 8.9% per year. The term loan facility is guaranteed by PCW. It matures four and one-half years after the asset contribution (February 15, 2007) or six months following the occurrence of certain specified events.

In addition, Cellco Partnership contributed a $500 million 6.14% promissory note receivable to us which is payable upon demand. We do not intend to call the demand note receivable during the next fiscal year.

Currently, Cellco's debt is rated A2 by Moody's Investor's Service ("Moody's") and A+ by Standard & Poor's ("S&P"). On May 31, 2002, Moody's placed Cellco credit ratings, and the ratings of Verizon Communications Inc., on review for possible downgrade due to concerns with Verizon Communications Inc.'s debt levels and competitive issues in the wireless industry. Any reduction in the rating assigned to Cellco or Verizon Communications Inc. could increase our cost of capital and interest expense and/or make financing less readily available to us.

According to the amended limited partnership agreement, we are required to make cash distributions to PCW on a quarterly basis equal to 50% of PCW's preferred return for the quarter. Our third quarter distribution will be paid in the fourth quarter 2002 and is estimated to be approximately $2 million. In the first nine months of 2002, our Predecessor paid distributions of $55 million. We intend to make an additional distribution to the partners of the Predecessor of approximately $25 million in the fourth quarter 2002. We expect to fund these distributions with internally-generated cash.

-------------------------------------------------------------------------------
Market Risk
-------------------------------------------------------------------------------

We are exposed to various types of market risk in the normal course of our business. Our primary market risk will relate to changes in interest rates, which could impact the results of operations. The intercompany loans from/to our general partner bear interest at rates that vary with Verizon Communications' cost of funding; because a portion of its debt is fixed-rate, and because its funding may be affected by events related solely to it, the interest rates on intercompany loans may not adjust in accordance with market rates. As of September 30, 2002, we have a net receivable position in our intercompany loans from our general partner of approximately $43 million.

-------------------------------------------------------------------------------
Recent Accounting Pronouncements
-------------------------------------------------------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt the standard effective January 1, 2003. We are currently evaluating our long-lived asset retirement obligations in relation to the provisions of SFAS No. 143 to determine the impact, if any, on our future results of operations or financial position.

-------------------------------------------------------------------------------
Cautionary Statement Concerning Forward-Looking Statements
-------------------------------------------------------------------------------

In this Management's Discussion and Analysis, and elsewhere in this Quarterly Report and in our other public filings and statements (including oral communications), we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, capital expenditures, anticipated cost savings and financing plans. Forward-looking statements also include those preceded or followed by the words "may", "will", "expect", "intend", "plan", "anticipates," "believes," "estimates", "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our actual future performance could differ materially from these forward-looking statements, as these statements involve a number of risks and uncertainties. You should therefore not place undue reliance on these statements. The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

     o the timely delivery and successful network conversion of the PCW markets from the TDMA to CDMA technology. We cannot assure that possible disruptions of service resulting from the conversion will not adversely impact our results of operations;
     o    the duration and extent of the current economic downturn;
     o materially adverse changes in economic conditions in the markets served by us;
     o an adverse change in the ratings afforded Cellco's and Verizon Communications Inc.'s debt securities by nationally accredited ratings organizations;
     o the effects of the substantial competition that exists in our markets, which has been intensifying;
     o our ability to obtain sufficient financing to satisfy our substantial capital requirements, including funding for capital expenditures, debt repayment and distributions to our partners;
     o our ability to continue to integrate our business with Cellco's, and our ability to achieve anticipated cost savings;
     o Cellco's ability to obtain sufficient spectrum licenses, particularly in our most densely populated areas;
     o our ability to develop future business opportunities, including wireless data services, and to continue to adapt to the changing conditions in the wireless industry;
     o our ability to receive satisfactory service from our key vendors and suppliers;
     o our ability to generate additional subscribers, with acceptable levels of churn, from resellers and distributors of our service;
     o material changes in available technology, and technology substitution that could impact the popularity and usage of our technology;
     o our continued provision of satisfactory service to our subscribers at an acceptable cost, in order to reduce churn;

     o the impact of continued unionization efforts with respect to Cellco's employees;
     o regulatory developments, including new regulations that could increase our cost of doing business or reduce demand for our services;
     o    developments in connection with existing or future litigation;
     o the impact of arrangements between us and Cellco, the sole member of Verizon Wireless of Georgia LLC, our managing general partner, which may not be the result of arm's length negotiations;
     o changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and
     o other factors described in our Registration Statement on Form S-4 (No. 333-82408) under the headings "Risk Factors".

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption "Market Risk."

Item 4.  Controls and Procedures
-------------------------------------------------------------------------------

(a) Evaluation of disclosure controls and procedures.

Cellco Partnership's chief executive officer and chief financial officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"). They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

-------------------------------------------------------------------------------
Part II - Other Information
-------------------------------------------------------------------------------

Item 2.  Changes in Securities and Use of Proceeds
-------------------------------------------------------------------------------

(a) In a letter agreement dated August 9, 2002, amending the Agreement, the parties agreed that the Partnership is required to make quarterly cash distributions to PCW equal to 50% of PCW's preferred return for the quarter commencing immediately following the closing of the asset contribution rather than commencing two years following the closing of the asset contribution.

Item 6.  Exhibits and Reports on Form 8-K
-------------------------------------------------------------------------------

(a) Exhibits:

2.1 Transaction Agreement dated December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed on May 31, 2002 (No. 333-82408 and 333-82408-01) and incorporated by reference herein).
2.2 Amendment No. 1 to the Transaction Agreement dated April 15, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc. Cellco Partnership and Verizon Wireless of the East LP (previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed on May 31, 2002 (No. 333-82408 and 333-82408-01) and incorporated by reference herein).
2.3 Letter Agreement dated July 16, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc. Cellco Partnership and Verizon Wireless of the East LP, amending the Transaction Agreement (previously filed as an exhibit to the Registrant's Registration Statement on Form 10-Q filed on August 14, 2002 and incorporated by reference herein).
2.4 Letter Agreement dated August 9, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Verizon Communications Inc., Verizon Wireless Inc., Cellco Partnership and Verizon Wireless of the East LP and Verizon Communications Inc., amending the Transaction Agreement and the Exchange Agreement (previously filed as an exhibit to the Registrant's Registration Statement on Form 10-Q filed on August 14, 2002 and incorporated by reference herein).
2.5 Closing Letter Agreement dated August 15, 2002 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, amending the Transaction Agreement (previously filed as an exhibit to the Registrant's Form 8-K filed on August 26, 2002).
4.1 Amended and restated Agreement of Limited Partnership dated as of August 15, 2002 among Verizon Wireless of Georgia LLC, Verizon Wireless Acquisition South LLC and Price Communications Wireless, Inc. (previously filed as an exhibit to the Registrant's Form 8-K filed on August 26, 2002 and incorporated by reference herein).
4.2 Promissory Note dated August 15, 2002 made by Verizon Wireless of the East LP and payable to Verizon Investments Inc. in the principal amount of $350 million. (previously filed as an exhibit to the Registrant's Form 8-K filed on August 26, 2002 and incorporated by reference herein).


(b) Reports on Form 8-K filed or furnished during the quarter ended September 30, 2002:

On August 14, 2002, we filed an 8-K under Item 9 providing the certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

On August 26, 2002, we filed an 8-K under Items 2 and 7 regarding the closing of the transactions contemplated by the Transaction Agreement between Cellco Partnership and Price Communications Wireless Inc.

Signature
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        VERIZON WIRELESS OF THE EAST LP

            By: Verizon Wireless of Georgia LLC, as general partner
                     By Cellco Partnership, as sole member




Date: November 12, 2002                        By /s/ ANDREW N. HALFORD
                                                 ------------------------------
                                               Name:  Andrew N. Halford
                                               Title: Vice President and
                                                      Chief Financial Officer

I, Dennis F. Strigl, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Verizon Wireless of the East LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



/s/ Dennis F. Strigl
--------------------------
President and Chief Executive Officer of Cellco Partnership,
sole member of Verizon Wireless of Georgia LLC,
the managing general partner of the registrant

I, Andrew N. Halford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Verizon Wireless of the East LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



/s/ Andrew N. Halford
--------------------------
Vice President and Chief Financial Officer of Cellco Partnership,
sole member of Verizon Wireless of Georgia LLC,
the managing general partner of the registrant