Form 10-K
period 2002-12-31
VERIZON WIRELESS OF THE EAST LP
filed 2003-03-27
CIK 1166723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

        (Mark one)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
           []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from     to

                        Commission file number 333-82408

                         Verizon Wireless of the East LP
             (Exact name of registrant as specified in its charter)

                 Delaware                           48-1262622
         (State of Organization)                   (I.R.S. Employer
                                                   Identification No.)

         180 Washington Valley Road
               Bedminster, NJ                          07921
     (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (908) 306-7000

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    No X
   ---   ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0
         --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Documents incorporated by reference:  None

                               TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
                                     PART I

 1.    Business                                                               1
 2.    Properties                                                            11
 3.    Legal Proceedings                                                     12
 4.    Submission of Matters to a Vote of Security Holders                   13

                                    PART II

 5.    Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                             13
 6.    Selected Financial Data                                               14
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15
 7A.   Quantitative and Qualitative Disclosures About Market Risk            23
 8.    Financial Statements and Supplementary Data                           24
 9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                 24

                                    PART III

10.    Directors and Executive Officers of the Registrant                    24
11.    Executive Compensation                                                24
12.    Security Ownership of Certain Beneficial Owners and Management        24
13.    Certain Relationships and Related Transactions                        25
14.    Controls and Procedures                                               39

                                    PART IV

15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K       39



Trademarks, service marks and other similar intellectual property owned by or licensed to Cellco Partnership and used by us appear in italics when used. All other trademarks in this annual report are the property of their respective owners.

PART I
Item 1.  Business
-------------------------------------------------------------------------------

Overview

Verizon Wireless of the East LP was formed by Cellco Partnership d/b/a Verizon Wireless ("Cellco") on December 17, 2001 for the purpose of acquiring the business assets of Price Communications Wireless, Inc. ("PCW"), a subsidiary of Price Communications Corp. ("Price Communications"), pursuant to a transaction agreement (the "Agreement") dated December 18, 2001, as amended. On August 15, 2002, the transactions contemplated by the Agreement were consummated:

     o PCW contributed substantially all of its business assets and approximately $160 million in cash to us; and Cellco, through its subsidiaries, contributed to us Federal Communications Commission ("FCC") licenses to provide broadband personal communications services ("PCS") within the Macon, Georgia Basic Trading Area ("BTA") and a portion of the Atlanta, Georgia BTA, a $500 million 6.14% promissory note receivable from Cellco, payable on demand, $235 million in cash and its aggregate 85% interest in the Orange County-Poughkeepsie Limited Partnership ("OCP" or the "Predecessor");

     o In exchange for the assets it contributed, PCW received a preferred limited partnership interest from us, which is exchangeable, under certain circumstances, into common stock of an entity whose sole asset is an interest in Cellco ("Cellco IPO Entity") (if an initial public offering of such stock occurs) or into common stock of Verizon Communications Inc. ("Verizon Communications") on the fourth anniversary of the asset contribution if a qualifying initial public offering of the Cellco IPO Entity common stock is not completed prior to such anniversary;

     o PCW and two subsidiaries of Cellco (Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC) entered into an amended and restated limited partnership agreement for Verizon Wireless of the East LP. Verizon Wireless of Georgia LLC became the managing general partner and Verizon Wireless Acquisition South LLC and PCW became the limited partners. PCW's limited partner interest is a preferred interest that provides PCW with an allocation of our profits on a preferred basis up to an amount equal to 2.915% per annum of PCW's capital account balance, which was approximately $1,124 million on December 31, 2002. The balance of our profits are allocated 1% and 99% to Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC, respectively; and

     o We assumed certain liabilities of PCW relating to its business, including liabilities that arose under PCW's $175 million of 11 3/4% Senior Subordinated Notes due 2007 and $525 million of 9 1/8% Senior Secured Notes due 2006 (collectively "Notes") and used the approximately $160 million in cash contributed by PCW, the $235 million of cash contributed by Cellco, and the proceeds from a $350 million term note from Verizon Investments Inc., a wholly-owned subsidiary of Verizon Communications, to effect a covenant defeasance with respect to the Notes, which were redeemed on August 16, 2002. The term note bears interest at a rate of approximately 8.9% per year. It is guaranteed by PCW and matures on the earlier of February 15, 2007 or six months following the occurrence of certain specified events.

Description of Business

We provide wireless communication services on a retail basis in the acquired PCW markets in Alabama, Georgia, South Carolina and Florida. In addition, we provide wholesale wireless communication services to resellers (primarily Cellco) who operate in the Orange County and Poughkeepsie, New York metropolitan areas. Cellco provides or arranges for the provision of certain services to us in connection with our business. These services may include, but are not limited to, administrative, accounting, billing, credit, collection, legal, and such other services as may be necessary to administer the Partnership and operate our wireless network. Cellco charges us for these services at rates that are on substantially the same basis as it charges other partnerships managed by Cellco.

Industry Overview

General

Wireless communications systems use a variety of radio frequencies to transmit voice and data. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging services, and two-way radio applications, such as cellular telephone service, enhanced specialized mobile radio services, PCS and narrowband PCS service. The FCC licenses the radio frequencies used to provide each of these applications.

Since the introduction of cellular service in 1983, wireless communications has grown dramatically in the United States, although growth has slowed recently. As illustrated by the following table, domestic cellular, enhanced specialized mobile radio and PCS providers experienced compound rates of growth of 25.0% and 29.7% in total service revenues and subscribers, respectively, over the eight-year period from 1993 to 2001. Industry information for 2002 is not yet available.

                                             Wireless Industry Statistics*
------------------------------------------------------------------------------------------------------------------------------
                                         1993     1994      1995      1996      1997      1998      1999       2000      2001
------------------------------------------------------------------------------------------------------------------------------
Total service revenues (in billions).. $ 10.9   $ 14.2   $  19.1   $  23.6   $  27.5   $  33.1  $   40.0  $    52.5  $   65.0
Ending subscribers (in millions)......   16.0     24.1      33.8      44.0      55.3      69.2      86.0      109.5     128.4
Subscriber growth.....................   45.1%    50.8%     40.0%     30.4%     25.6%     25.1%     24.3%      27.3%     17.3%
Ending penetration....................    6.2%     9.4%     13.0%     16.3%     20.2%     25.1%     30.8%      39.2%     45.7%
------------------------------------------------------------------------------------------------------------------------------

---------
* Source: Cellular Telecommunications & Internet Association and Paul Kagan Associates.


Recent industry trends

The growth in the wireless communications industry in terms of subscribers, revenue and cash flow has been substantial and has been influenced by the following industry trends. While we believe that the industry will continue to experience growth, we believe that the pace of future growth will slow.

Digital capabilities and innovative pricing are driving demand and penetration levels and impacting network capacity. Increasing demands on network capacity may lead to future alliances among carriers and further industry consolidation fueled by carriers' needs for scope and scale. Digital network characteristics, including longer battery life, improved voice quality, custom calling features and data capabilities, have improved the subscriber experience. Many carriers offer larger bundles of included minutes and national flat rate pricing, increasing the affordability of wireless service and resulting in increased penetration levels and usage. While increasing usage is driving network efficiencies and revenue growth, it also is impacting capacity demand in some markets, necessitating capital expenditures to increase existing network capacity. The need for carriers to expend capital efficiently for these purposes has led some carriers to enter into cooperative agreements in some markets to share spectrum and/or network build-out expenses and may lead to further industry consolidation.

Deployment of next generation network technology, digital platforms enabling two-way short messaging, development of additional wireless data applications and color screen handsets should drive expanded wireless usage. Existing and future wireless data technologies, coupled with the widespread use of the Internet, have caused wireless providers to focus on wireless data services. Most carriers now offer wireless Internet access and two-way short messaging services. Generally, adoption of most of these services by subscribers has not been as fast as originally anticipated. However, short messaging service usage has recently been increasing at a faster pace, particularly since the introduction of inter-carrier operability that permits messages between subscribers of different carriers. Most national carriers have recently introduced applications that can be downloaded to their subscribers' handsets, in addition to handsets with color screens that enhance the subscribers' use of such applications. Most of these carriers have upgraded or are in the process of upgrading their networks to permit higher-speed data transmission that allows or will allow them to offer higher-speed applications such as enterprise applications, image downloads, photo messaging, music, games and full browsing capabilities for laptop computer users.

The wireless communications industry is experiencing significant technological change, including the increasing pace of digital system changes, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and changes in end-user needs and preferences. There is uncertainty regarding the extent customer demand and service revenues will continue to increase, as well as the extent to which airtime charges and monthly recurring charges may continue to decline. In addition, alternative technologies may develop for the provision of services to subscribers that may provide wireless communications services or alternative services superior to those currently available from wireless providers.

Business Strategy

Retail Markets

Our goal is to be the acknowledged market leader in providing wireless voice and data services, with a focus on high-quality service across a cost-effective digital network while meeting the growing needs of our subscribers. To accomplish this goal, we must execute on our plan to complete the conversion of our network to 1XRTT, the next generation of code division multiple access ("CDMA") technology, closely integrate our operations with the operations of Cellco and market our services under Cellco's "Verizon Wireless" brand name as follows:

Conversion of our network for our retail markets from time division multiple access ("TDMA") to 1XRTT, the next generation of CDMA. The digital network we acquired from PCW uses a wireless digital transmission standard known as TDMA. Cellco's digital network generally uses a wireless digital transmission standard known as CDMA. These two digital technologies are incompatible. Accordingly, we are converting the TDMA network used in the former PCW markets to 1XRTT and expect to be finished by the end of the third quarter of 2003. Conversion of our TDMA network to 1XRTT will enable us to fully integrate our network with Cellco's national digital network and allow us to provide assurance to existing and potential subscribers that we provide the same high quality network as Cellco and, after we complete the transition of our information systems, all of the same wireless services as Cellco, including wireless data.

Integration of our information systems for our retail markets with those used by Cellco. We currently rely upon many of the legacy information systems acquired from PCW in our retail markets. As we convert our network from TDMA to 1XRTT, we intend to transition from these legacy systems to Cellco's information systems, including billing, point of sale, provisioning, customer care, data warehouse, and fraud detection and prevention. Once the conversion of our network and this transition are complete, we will be able to take full advantage of the Verizon Wireless brand name, price plans, customer care network and overall expertise.

Coordination and integration of our marketing in our retail markets with Cellco's national marketing campaigns. We have no employees and rely on Cellco for all of our marketing. We currently market under the CELLULARONE brand but intend to transition our marketing to the Verizon Wireless brand as soon as the conversion of our network is completed. Cellco's marketing efforts are focused on a coordinated program of television, print, radio, outdoor signage, Internet and point of sale media promotions. Cellco coordinates marketing efforts throughout all markets using its Verizon Wireless brand name to ensure that its marketing message is uniformly presented. Brand awareness for the Verizon Wireless brand is 99% among wireless users and prospects, based on a recent external study, the highest among the national wireless carriers. Cellco's "Test Man" brand campaign has been successful in differentiating its network in the marketplace. As soon as the conversion of our network and the transition of our information systems are complete, we plan to adopt Cellco's pricing plans, which include its national "America's Choice" plans, its Corporate America's Choice national plans, for large corporate customers, and prepaid plans that appeal to new users and various other business and consumer groups.

Coordination and integration with Cellco of our sales and distribution in our retail markets. Our sales strategy is to use a mix of direct, indirect and resale distribution channels in order to increase subscriber growth while reducing subscriber acquisition costs. As of December 31, 2002, we operated and maintained 34 company-owned stores within our retail markets. We also rely upon indirect channels, many of which are provided through relationships with Cellco, to maintain an extensive distribution system. As of December 31, 2002, in our retail markets, we had approximately 115 indirect retail partner locations selling wireless services, including 110 full-service locations.

Profitably acquire, satisfy and retain our subscribers by integrating our customer service with Cellco. We believe we can achieve revenue and net income growth by retaining our existing base of subscribers and increasing their usage of our services, as well as by obtaining new subscribers. We believe quality customer service increases subscriber satisfaction, which reduces churn, and is a key differentiator in the wireless industry. Once the conversion of our network and the transition of our information systems are complete, we will be able to receive the full benefits of Cellco's customer care network for our retail markets. Through Cellco's customer care network, we will be able to offer customer care twenty-four hours a day/seven days a week. We are committed to providing high-quality customer care, investing in loyalty and retention efforts and continually monitoring customer satisfaction in all facets of our service. Key elements of our commitment to customer service will include offering Cellco's "Worry Free Guarantee," which outlines the specifics of our commitment to each subscriber; incentives for two-year contracts; and convenient locations to initiate service and receive customer support.

Wholesale Markets

Our goal with respect to our wholesale markets is to be the acknowledged market leader in providing a high quality, cost-effective digital network while meeting and exceeding the growing needs of our resellers. To accomplish this goal, we will continue to build-out, expand and upgrade our digital network in an effort to provide sufficient capacity, and seamless and superior coverage throughout our licensed area. We believe that network quality is a key differentiator in the U.S. market and a driver of customer satisfaction. As of December 31, 2002, all of our cell sites in our wholesale markets had been upgraded to 1XRTT.

Competition

There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the higher penetration levels that currently exist in the industry, the development and deployment of new technologies, the introduction of new products and services, the auction of additional spectrum and regulatory changes. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we compete. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers.

Currently, the primary competitor in each of our retail markets is the carrier who holds the other cellular license in that market, depending on the market, either Cingular Wireless, ALLTEL or Public Service Cellular. Our retail markets have an average of five other competing wireless providers.

The wireless communications industry has experienced significant consolidation, and we expect that this trend may continue. This consolidation trend may create larger, well-capitalized competitors with substantial financial, technical, marketing and other resources to compete with our offerings.

We believe that the following are the most important competitive factors in our industry:

     o    Network coverage;
     o    Price;
     o    Brand recognition;
     o    Digital service;
     o    Customer service; and
     o    Capital resources.

As a result of competition, we have encountered and may in the future encounter further market pressures to:

     o    increase advertising and promotional spending;
     o    reduce our prices;
     o    restructure our service packages to offer more value;
     o respond to particular short-term, market-specific situations -- for example, special introductory pricing or packages that may be offered by new providers launching their service in a particular market;
     o increase our capital investment to ensure we retain our market leadership in service quality; or
     o    introduce new service offerings that are less profitable.

Such market pressures could cause us to experience lower revenues, margins and average revenues per user.

We also expect that we will need to increase our advertising and promotional spending in our retail markets to respond to competition. Our ability to compete successfully will depend in part on Cellco's marketing efforts and on its ability to anticipate and respond to various competitive factors affecting the industry, including the factors described above, new services and technologies, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.

In our wholesale markets, we do not compete directly for individual retail subscribers. We do compete, however, with the other wireless licensees in these markets for resellers. Cellco, which is our largest purchaser of wholesale lines, competes with others and its success or failure impacts our results. Our principal competitor in the wholesale wireless business is American Cellular, a joint venture between Dobson Communications and AT&T Wireless.

Wireless Services

Voice

We offer reliable, high-quality, wireless voice communication services. We offer basic voice services as well as enhanced services and features, including caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer and basic voice mail. Our service packages are designed around key customer groups and include both pre-paid and post-paid offerings.

Data

Once the conversion of our network and the transition of our information systems are complete, we will be able to offer to our subscribers the Verizon Wireless data offerings, including:

Mobile Messenger/Text Messaging. Mobile Messenger service offers two-way short messaging, which allows subscribers to both send and receive short text messages using handsets and various other devices. We will also be able to offer alert features, offering our subscribers numerous alert categories, which they can select over the Internet, and inter-carrier service, providing interoperability of short messaging services over different wireless providers' networks;

Get It Now. The Verizon Wireless Get It Now service, using binary runtime environment for wireless ("BREW") technology from Qualcomm, adds computer-like functionality to handsets, enabling applications to be downloaded over-the-air directly to the subscriber's wireless device. Consumers are charged transactional fees for subscriptions or downloads, which are included with their monthly service bill.

Mobile Web. Mobile Web service offers easy to use, customized access to content through the Verizon Wireless portal, which is co-branded with Microsoft. This service allows subscribers to access the Internet, e-mail and personal information management tools, such as calendars and address books, through handset-based menus.

While we anticipate that wireless data will assist us in attracting and retaining subscribers, our wireless data services may not be as successful as anticipated. The deployment and delivery of wireless data services relies, in many instances, on new and unproven technology that may require substantial capital outlays and additional spectrum capacity. Furthermore, wireless data services entail additional specific risks. For example, the success of wireless data services substantially depends on the ability of others to develop applications for wireless devices and to develop and manufacture devices that support wireless applications. In addition, there could be legal or regulatory restraints on wireless data services as the applicable laws and rules evolve.

Marketing

Retail Markets

Since the acquisition of our retail markets on August 15, 2002, we have been marketing our services under the CELLULARONE brand name, as did the previous owner. We anticipate beginning to market under the Verizon Wireless brand name in a portion of our retail markets by early in the second quarter of 2003. Thereafter, we intend to continue our transition to the Verizon Wireless brand on a market-by-market basis as we complete our new 1XRTT overlay network and transition to Cellco's information systems in each market. We expect to begin using the Verizon Wireless brand in all of our retail markets by the end of the third quarter of 2003. Once we start marketing using the Verizon Wireless brand in an area, we will cease marketing under the CELLULARONE name in that area. We have no employees and rely on the employees of Cellco to conduct our marketing and sales activities.

     Sales and Distribution

Our sales strategy is to use a mix of direct and indirect distribution channels in order to acquire new subscribers, while reducing subscriber acquisition costs. A goal of our distribution strategy is to increase direct sales through our company-owned stores, as well as through telemarketing and web-based initiatives, while simultaneously strengthening our indirect channels to maintain an extensive distribution system of highly-trained sales agents. We presently do not have any wholesale distribution in our retail markets.

     Direct

Company-owned Stores. Company-owned stores are a core component of our distribution strategy as they are one of our lowest-cost mass distribution channels. Based upon our prior experience, we believe that subscribers who enter through our store channel are less likely to cancel their service and more likely to generate higher revenue per month on average than those who come through other mass-market channels. Our stores sell wireless handsets and accessories, including hands-free and other convenience and safety-related equipment. Many stores include personnel dedicated to in-store customer service and in-store handset technical support. On August 15, 2002, the date we acquired the business assets of PCW, we operated 40 company-owned stores and one kiosk. Since then, we have evaluated our stores to determine whether they meet Cellco's standards for size, location and profitability. As we determined that a store did not appear to meet Cellco's standards, we either closed the store (in the case of two stores) or arranged for one of our indirect sales agents to maintain a retail presence at the location. As a result of this effort, as of December 31, 2002, we operated 34 company-owned stores and expect that number to be reduced to and maintained at approximately 30 stores by the end of the first quarter of 2003.

Business-to-Business. We use Cellco's business-to-business sales force. One group services the small-to-medium size businesses, targeting regional and local businesses in high-growth industries with less than 100 wireless users. The other group focuses on large and national businesses.

Telemarketing. Once we begin marketing using the Verizon Wireless brand, we will use Cellco's telemarketing sales force. In addition to providing convenience for the customer, telemarketing is a low-cost channel. We believe that telemarketing will grow as consumers become more accustomed to wireless service and begin purchasing second and third wireless numbers for their households.

Web-Based. We will fully leverage the brand equity of Verizon Wireless. Therefore, we will not operate an independent website. We will instead rely upon Verizon Wireless' website, www.verizonwireless.com, for representation. This website enables prospective customers to purchase a complete service package, including the handset, basic and enhanced features and accessories. The online store provides a secure environment for transactions. We expect to expand these web-based services throughout all of our markets over time.

     Indirect Retailers and Agents

We also use indirect retail locations that sell wireless services. As of December 31, 2002, in our retail markets, we had 115 indirect retail distributor locations selling wireless services, including 110 full service locations. We also intend to arrange for and use other indirect retail distributor locations in our retail markets through Cellco's relationships with certain regional and national retailers. For example, Cellco has a "store-within-a-store" program with RadioShack, its largest indirect retailer, which is staffed with trained RadioShack sales representatives at participating RadioShack locations. There are currently 54 RadioShack locations in our retail markets, all of which we expect will participate in this program.

Wholesale Markets

Through our 85% aggregate interest in OCP, we sell wholesale wireless capacity, with approximately 127 thousand resale lines as of December 31, 2002.

Our wholesale business involves the sale of wholesale access and minutes to separate companies that package and resell wireless services to end-users. These resellers generally provide prepaid and postpaid services to subscribers under their own brand names and also provide their own customer service and billing. Because we sell these services on a wholesale basis we incur no direct subscriber acquisition cost. Our largest reseller is Cellco, which accounted for 91% of our total resale lines and 95% of our total resale revenue, as of December 31, 2002.

Offer Customer Convenience and Ease of Use

Currently, we offer customer care and support in our retail markets primarily through a call center acquired from PCW. It is open from 6 am until 11 pm each day and is staffed by approximately 100 employees of Cellco (mostly former PCW employees). Once the conversion of our network and the transition of our information systems are complete, we will be able to receive the full benefits of Cellco's customer care network for our retail markets. Cellco has 26 full-service call centers and provides customer support 24 hours a day, 7 days a week. To increase customer satisfaction, Cellco has created dedicated teams to handle specialized market groups, including data customers, business customers, including both national accounts and small to medium-sized businesses, paging and prepaid customers and is able to capitalize on these resources through technologies such as intelligent call-routing, which directs inquiries to specialized customer care representatives as appropriate.

Once we have completed our network conversion and the transition of our information systems, we plan to offer Cellco's Worry Free Guarantee under which we commit to provide an extensive and advanced network, responsive customer service, the option to change to any qualifying price plan or airtime promotion at any time with a new two-year contract without payment of any additional fees, and a 15-day money-back equipment satisfaction guarantee. It also includes free handset upgrades every two years (up to a $100 value), which Cellco calls its New Every Two plan, provided that subscribers sign new two-year contracts with a retail price plan that costs $35 or more for monthly access.

Network

Through our 85% aggregate interest in OCP, we operate using two cellular licenses. The licenses cover the Orange County and Poughkeepsie, New York metropolitan areas. As of December 31, 2002, the OCP network consisted of 38 cell sites, all using 1XRTT technology. The OCP network has one switching location, using an all-digital switch. We plan to add two new cell sites in 2003.

With respect to our retail markets, we operate using 16 cellular licenses and two PCS licenses. Our cellular licenses for our retail markets include licenses for five metropolitan statistical areas ("MSA") and seven rural service areas ("RSA") in Georgia, two MSA's and one RSA in Alabama and one MSA in Florida. Our two PCS licenses cover all of the Macon, GA BTA and the portion of the Atlanta, GA BTA that overlaps our cellular license areas.

As of December 31, 2002, the network for our retail markets consisted of approximately 400 cell sites and 3 switching locations. We plan to add approximately 50 new cell sites in 2003.

We are in the process of converting the old PCW network from TDMA to 1XRTT, by building an overlay 1XRTT network over the existing TDMA network. While we convert our network, there will be a period of time during which we will be providing service to new subscribers who have purchased and are using 1XRTT handsets and former PCW subscribers still using their old TDMA handsets. We expect to complete construction of our overlay 1XRTT network by the end of the third quarter of 2003. Over the next 12 to 18 months we expect to shut down the TDMA portion of the network. We completed the first portion of our 1XRTT network overlay with respect to 42 cell sites in Georgia in November of 2002 and with respect to 83 additional cell sites in Georgia in January of 2003.

1XRTT, the next generation of CDMA digital technology, provides increased network capacity for voice services. 1XRTT is a packet-switched protocol that is also capable of data rates of 40 to 60 kilobits per second, with bursts of up to 144 kilobits per second, depending on network traffic levels, which also allows us to develop significantly higher data rates for wireless data applications. Once our network conversion to 1XRTT is complete, our network will be fully integrated with Cellco's national digital network.

The conversion of our network is a complex process that may result in disruptions to service. In addition, as we continue to convert and build out our network, we must complete, or have others complete, a variety of steps, including securing rights to a number of new cell site locations and obtaining zoning and other governmental approvals. Adding new cell sites has become increasingly difficult. The ability to buy or lease property, obtain zoning approval and construct the required number of radio facilities at locations that meet the engineering design requirements is uncertain.

We also depend upon Cellco's various key suppliers and vendors to provide us with equipment and services that we need to convert and build out our network. If these suppliers or vendors fail to provide equipment or service to us on a timely basis, we may be unable to provide services to our subscribers in a competitive manner or continue to convert, maintain and upgrade our network. These vendors may also be subject to litigation with respect to technology that we depend on, and we are unable to predict whether our business will be affected by that litigation. We expect this dependence to continue as we develop and introduce more advanced generations of technology.

There are several existing digital technologies for mobile wireless communications, and each is incompatible with the others. We have selected CDMA technology and its compatible 1XRTT upgrade for our network because we believe that this technology and its evolution path offer several advantages. Other wireless service providers have chosen global system for mobile communications ("GSM"), or other technologies. At present, GSM leads in worldwide market share. GSM's scale advantages may enable lower equipment costs and a faster pace of technology evolution. Current or future versions of CDMA and 1XRTT may not provide the advantages that we expect.

Information Systems

Our information systems consist of the following systems: billing, point of sale, provisioning, customer care, data warehouse, fraud detection and prevention, financial and human resources. All of our information systems for our wholesale markets are the same information systems used by Cellco. In our retail markets, we are using Cellco's financial and human resources systems, but we are still relying upon the legacy information systems acquired from PCW to support our other functions. We are transitioning from these legacy systems to Cellco's systems and expect to complete the transition by the end of the third quarter of 2003.

Environmental Matters

We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations, and we incur costs to comply with those laws. We own or lease real property, and some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination on that property, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes of hazardous substances, regardless of whether the disposal site is owned or operated by such person. Although we do not currently anticipate that the costs of complying with environmental laws will materially adversely affect us, we may incur material costs or liabilities in the future due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials or a change in environmental laws.

Employees

We do not have any employees. All of our operations are managed and performed on our behalf by employees of Cellco.

As of December 31, 2002, Cellco employed approximately 40,500 employees. Cellco considers its relationship with its employees to be good. Unions currently represent approximately 50 of Cellco's employees, but labor unions are attempting to organize various segments of its workforce and Cellco expects ongoing efforts to organize its employees.

Intellectual Property

We currently operate using the CELLULARONE brand name pursuant to license agreements with Cellular One Group assigned by PCW. CELLULARONE is a registered service mark with the U.S. Patent and Trademark Office owned by Cellular One Group. We intend to discontinue use of the CELLULARONE brand and terminate the related license agreements by the end of the third quarter of 2003, after completion of our network conversion and the transition of our information systems.

Verizon Communications Inc. owns the trademarks issued for "Verizon" and "Verizon Wireless" and some service offering names that we intend to use. Verizon Communications has licensed these and other marks to Cellco on a non-exclusive basis until 2 1/2 years after it ceases to own any interest in Cellco or Cellco begins to use a different brand name. Neither Verizon Communications nor Cellco has any obligation to permit us to use these trademarks and could require us to discontinue their use at any time. We believe that the Verizon Wireless brand name will be very important to our business. If we are required to change our brand name and discontinue the use of any trademarks owned by Verizon Communications, we would be required to develop a new brand identity, which could be costly and take time to be publicly recognized.

Regulatory Environment

Federal

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless systems in the U.S. pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other legislation and the associated rules, regulations and policies promulgated by the FCC.

To use the radio frequency spectrum in the U.S., wireless communications systems must be authorized by the FCC to operate the wireless network and mobile devices in assigned spectrum segments, and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. These rules and policies, among other things: (1) regulate our ability to acquire and hold radio spectrum; (2) impose technical obligations on the operation of our network; (3) impose requirements on the ways we provide service to and communicate with our subscribers; (4) regulate the interconnection of our network with the networks of other carriers; and (5) impose a variety of fees and charges on our business that are used to finance numerous regulatory programs and part of the FCC's budget.

The process of obtaining U.S. operating authority for a wireless system requires three separate proceedings to be completed by the FCC: (1) allocating radio frequency spectrum segments for the services; (2) adopting rules and policies to govern the operation of the wireless systems in the allocated spectrum segments; and (3) issuing licenses to applicants for use of the spectrum allocations.

In addition, because licenses are issued for only a fixed time, generally 10 years, we must periodically seek renewal of those licenses. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past, and none of our licenses has ever been denied or even challenged. However, the Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions. FCC rules provide that competing renewal applications for licenses will be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings.

The FCC has begun a number of different proceedings to reexamine its existing policies and rules governing the allocation and licensing of radio spectrum. For example, in June 2002, the FCC formed a "Spectrum Task Force" charged with comprehensively evaluating current spectrum policies and recommending changes to the FCC. In October 2002, the task force issued its report, and the FCC sought public comment on its recommendations. Among the areas discussed by the task force in its report are the rights of incumbent spectrum users, whether to adopt more "market-based" spectrum policies that would, for example, allow spectrum sharing among licensed users, and whether to adopt new policies governing interference with spectrum users. These proceedings could lead to reassignment of various existing license holders to different spectrum bands, change the technical and operational rules for various wireless services, authorize new technologies to operate in bands previously licensed for other uses, or adopt new radio interference standards for wireless services. Depending on the specific actions the FCC takes, the outcome of one or more of these proceedings could increase the radio interference with our operations from other spectrum users, place new users adjacent to our licensed spectrum, condition future renewals of our licenses on compliance with new spectrum use rules, authorize new services to operate without having to purchase spectrum at auction, or allow other users to share our spectrum. These changes potentially impact the ways in which we use our licensed spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

Wireless systems are also subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC's environmental regulations, including limits on radio frequency radiation from mobile handsets and antennas. State or local historic preservation, zoning and land use regulations also apply to and can delay tower siting and construction activities.

Recent Federal Regulatory Developments

The FCC does not specify the rates we may charge for our services nor does it require us to file tariffs for our wireless operations. However, the Communications Act states that an entity that provides commercial mobile radio services is a common carrier, and is thus subject to the requirements of the Act that it not charge unjust or unreasonable rates, nor engage in unreasonable discrimination. The FCC may invoke these provisions to regulate the rates, terms and conditions under which we provide service. In addition, the Act defines a commercial mobile radio service provider as a telecommunications carrier, which makes it subject to a number of other regulatory requirements in its dealings with other carriers and subscribers. These requirements impose restrictions on our business and increase our costs. Among the requirements that affect us are the following:

The FCC has imposed rules for making emergency 911 services available by cellular, PCS and other broadband commercial mobile radio service providers, including enhanced 911 services that provide the caller's communications number, location and other information. Commercial mobile radio service providers are required to take actions enabling them to provide a caller's automatic number identification and cell site if requested to do so by a public safety dispatch agency, at the provider's own cost. Other rules require providers over time to supply the geographic coordinates of the subscriber's location, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery. These rules require us to make significant investments in our network and to reach agreements both with vendors of 911 equipment and state and local public safety dispatch agencies with no assurance that we can obtain reimbursement for the substantial costs we incur.

The FCC has established federal universal service requirements that affect commercial mobile radio service providers. Under the FCC's rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies; however, they are also required to contribute to the federal universal service fund. In December 2002, the FCC issued an order that will significantly increase the amount of universal service contributions that commercial mobile radio service providers must pay beginning April 1, 2003. The FCC also adopted new rules regulating how carriers bill subscribers for universal service contribution costs that may require expenses for modifications to our billing systems. The FCC has also proposed to make further revisions later in 2003 that may have the effect of further increasing our costs to support this program. Many states also have enacted or are considering state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers above and beyond contributions to the federal program. Expansion of these state programs will impose a correspondingly growing expense on our business.

The FCC has adopted rules regulating the use of telephone numbers by wireless and other providers as part of an effort to achieve more efficient number utilization. These rules required that wireless carriers be capable of participating in number "pooling" programs as of November 2002 and maintain detailed records of numbers used subject to audit. These mandates impose network capital costs as well as increased operating expenses on our business.

The FCC has adopted rules on wireless local number portability that will enable wireless subscribers to keep their telephone numbers when switching to another carrier. The FCC rules require wireless carriers to offer number portability to their subscribers beginning in November 2003. While this requirement is presently under appeal by the wireless industry, wireless carriers are concurrently implementing automated processes to enable number portability. The overall impact of this mandate is uncertain. If the wireless industry appeal is unsuccessful, we anticipate that the mandate will impose increased operating costs on our business and may cause a temporary increase in subscriber churn and subscriber acquisition and/or retention costs.

The FCC has also adopted rules requiring wireless providers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act. This mandate will impose costs on us to purchase, install and maintain the software and other equipment needed.

The Communications Act and the FCC's rules grant various rights and impose various obligations on commercial mobile radio service providers when they interconnect with the facilities of local exchange carriers. Generally, commercial mobile radio service providers are entitled to "reciprocal compensation," in which they are entitled to charge the same rates for terminating wireline-to-wireless traffic on their system that the local exchange carriers charge for terminating wireless-to-wireline calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Act. Although we have local exchange carrier interconnection agreements in place in most of our service areas, those agreements are subject to modification, expiration or termination in accordance with their terms, which may increase our costs beyond the significant amounts we currently pay for interconnection. The FCC has begun a proceeding that is reassessing its interconnection compensation rules. For these reasons there may be changes to the interconnection prices or other terms that we currently have in our agreements.

The FCC has adopted rules to govern customer billing by all telecommunications carriers and the carriers' use and disclosure of customer proprietary information. It adopted additional detailed billing rules for landline telecommunications service providers and is considering whether to extend these rules to commercial mobile radio services providers, which could add to the expense of our billing process as systems are modified to conform to any new requirements. In addition, as noted above, the new universal service fund rules regulate the collection of universal service contributions from customers.

Other FCC rules determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires wireless and other providers to offer equipment and services that are accessible to and useable by persons with disabilities. While the rules exempt telecommunications carriers from meeting general disability access requirements if these results are not readily achievable, it is not clear how the FCC will construe this exemption. For example, the FCC is considering whether to require that digital handsets be modified to permit their use by hearing-impaired customers. Accordingly, the rules may require us to make material changes to our network, product line or services at our expense.

State Regulation and Local Approvals

With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of some state legislatures and state public utility commissions in regulating our industry. This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of "informational" tariffs, certification of operation, service coverage and quality, drivers' use of handsets, provision of emergency 911 service and many other areas. We anticipate that this trend will continue. It will require us to devote resources to working with the states to respond to their concerns while minimizing any new regulation that could increase our costs of doing business.

While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation. No state currently has such a petition on file, but as wireless service continues to grow, the possibility of new regulation increases. In addition, the Act does not preempt the states from regulating the other "terms and conditions" of wireless service. Several states, although none in our retail market service areas, have invoked this language to impose, or propose, various consumer-related regulations on the wireless industry such as rules governing customer contracts and advertising. States also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC.

At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting service. Nonetheless, securing state and local government approvals for new tower sites has been and is likely to continue to be difficult, lengthy and costly.

In addition, state commissions have become increasingly aggressive in their efforts to conserve telephone numbering resources. These efforts may impact us and other wireless service providers disproportionately, given the industry's growing demand for new numbers, by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include number pooling, number rationing and code sharing.

Finally, states have become more active in imposing fees and taxes on wireless carriers to raise general revenues and to pay for various regulatory programs.

Item 2.  Properties
-------------------------------------------------------------------------------

We are managed by our managing general partner, Verizon Wireless of Georgia LLC and have no employees. Consequently, we have no headquarters. We do maintain facilities comprised of a customer care center, retail sales locations, switching centers and cell sites. Locations are generally leased to provide maximum flexibility.

As of December 31, 2002, we operated 34 retail stores that support our direct distribution channel. At that date, network properties included 4 switching locations and 438 cell sites. We believe that our facilities are suitable for their purposes and that additional facilities can be secured for our anticipated needs, although we may have difficulty obtaining additional cell sites.

Prior to August 15, 2002, the financial information presented below primarily reflects our gross investment in the property, plant and equipment of OCP, the Predecessor of Verizon Wireless of the East LP. Our gross investment in property, plant and equipment consisted of the following at December 31:

                                                     2002              2001
                                               ----------------  ---------------
Land and improvements                          $         3,752   $             -
Buildings                                               26,364             9,451
Wireless plant equipment                               152,974            33,803
Furniture, fixtures and equipment                        4,684               381
Leasehold improvements                                   7,386                 -
                                               ----------------  ---------------
         Gross property, plant and equipment   $       195,160   $        43,635
                                               ================  ===============


Item 3.  Legal Proceedings
-------------------------------------------------------------------------------

Legal Proceedings

In late January of 2003, we and other defendants were served with a Summons and Amended Complaint and Demand for Jury Trial in Gordon, et al. v. Price Communications Corporation, et. al., United States District Court for the Middle District of Georgia (filed on or about January 23, 2003) which arises out of an existing action by minority owners of certain previously existing subsidiaries of PCW. As part of the transaction agreement setting forth the terms of the contribution by PCW of substantially all of its operating assets, PCW represented that it had "rolled-up" all of its previously existing subsidiaries so that it could directly contribute all of the operating assets previously held by such subsidiaries. The original action was brought by the minority owners against PCW prior to the asset contribution, claiming that PCW violated its fiduciary obligations, and federal securities and racketeering laws, and committed fraud in conducting the roll-ups. The Amended Complaint names as additional defendants Verizon Wireless of the East LP, Cellco Partnership, and Verizon Wireless of Georgia LLC, and alleges that these defendants "induced" PCW to breach, and "participated" in the breach, of its fiduciary duties. The Amended Complaint also alleges that the additional defendants "tortiously interfered" with the plaintiffs' business relationships. Under the transaction agreement, we and our affiliates are indemnified by Price Communications for claims relating to the "roll-up transactions" and also for lawsuits existing prior to the closing date of the asset contribution transaction. We have notified Price Communications of our claim for indemnification concerning the allegations against us in the Amended Complaint.

We are not currently party to any legal proceedings, other than as set forth in the preceding paragraph, although PCW and OCP are and from time to time have been party to various litigation matters incidental to the conduct of their businesses. While certain of PCW's litigation matters have been assumed by us pursuant to the asset contribution, PCW has agreed to indemnify us for all matters existing at the time of the contribution. OCP's potential liability for any existing matter will not be affected by the asset contribution. OCP's potential litigation liability includes not only matters in which it is a named defendant, but also actions brought against Cellco that relate to OCP's service areas. In the event Cellco incurs any litigation related-liability that is fairly allocable to any service area that it manages, it allocates, pursuant to the management arrangements between Cellco and the partnership or other entity that owns such service area, an appropriate portion of such expense. Accordingly, set forth below is a discussion of certain pending litigation matters involving Cellco.

Under the U.S. Wireless Alliance Agreement between Vodafone Group Plc ("Vodafone") and Verizon Communications, Cellco has rights of indemnification from Vodafone and Verizon Communications. Generally, under this agreement, Vodafone and Verizon Communications, as the successor to Bell Atlantic Corporation ("Bell Atlantic") and GTE Corporation ("GTE"), are required to indemnify Cellco for losses, as that term is defined in the underlying agreements, that may be incurred in connection with wireless businesses formerly conducted by Vodafone, Bell Atlantic and GTE, and pertaining to events which occurred or causes of action which existed prior to April 3, 2000, with respect to Vodafone and Bell Atlantic, and prior to July 10, 2000, with respect to GTE. This indemnification does not apply to PrimeCo Personal Communications LP assets contributed to Cellco and is subject to exceptions.

To the extent, therefore, that Cellco may be subject to liability or loss in connection with any of the following matters and arising out of events or causes of action which existed prior to the dates set forth above, Cellco intends to exercise its right to be indemnified by Vodafone or Verizon Communications for such liability or loss.

Cellco is a defendant in a number of purported class actions brought on behalf of subscribers throughout the country and alleging common law and statutory claims of misrepresentation, inadequate disclosure, antitrust, unfair trade practices, violation of laws prohibiting unsolicited advertisements, or breach of contract related to advertising, sales, billing and collection practices.

These include claims relating to the practice, and alleged nondisclosure, of rounding up of partial minutes of airtime usage to full minute increments, send-to-end billing, negative options, ring time billing, billing for busy or incomplete calls, billing while roaming, first incoming minute free feature, monthly charges for bundled minutes, below cost sales, early disconnection charges, charges for local and toll calls, subsidy locks, number portability, handset insurance, price fixing, illegal tying, market allocation, price discrimination and other practices and charges, as well as the adequacy of our wireless coverage and the quality of service. The actions are in various stages of the litigation process. Plaintiffs in these putative class actions have not specified the alleged damages they seek. We are not currently able to assess the impact, if any, of these actions on our financial position or results of operations.

Cellco is defending a lawsuit, Freedom Wireless, Inc. v. BCG, Inc. et al., U.S. District Court, Eastern District Court of Massachusetts, filed March 30, 2000, alleging that the defendants are infringing or contributing to the infringement of patents held by the plaintiff related to prepaid wireless service technology. The plaintiff in the above suit seeks unspecified monetary damages as well as injunctive relief. An adverse decision could materially affect our prepaid business. Another patent infringement suit, Philip S. Jackson v. AT&T Wireless Services, Inc., et al., filed June 19, 2002 in the U.S. District Court in Illinois, alleging that the defendants are infringing a patent relating to the use or sale of automated interactive telephone systems, was recently dismissed without prejudice to repleading. Plaintiff in this case also sought unspecified monetary damages and injunctive relief. The Freedom Wireless case is, and the Jackson case was, at the time it was dismissed without prejudice, at a preliminary stage, and we are not currently able to assess the impact, if any, of these actions on our financial position or results of operations. In each of these actions, Cellco intends to assert or already has asserted, the right to be indemnified by its vendors for any losses arising out the claims of infringement asserted against it. These matters are also covered, in part, by the indemnification provisions in the alliance agreement. However, the indemnification claims are unlikely to cover the full cost of defense and potential liability.

Cellco is a defendant in a number of cases in various courts involving claims by former agents and resellers who allege that it breached its contracts with those agents and resellers, has tortiously interfered with their contractual relationships with others and has engaged in fraud and unfair competition. Some of the complaints have further alleged that Cellco is a franchisor under applicable state franchise law and has violated franchise laws in its relationship with them. State franchise laws often provide for treble damages for violations. Cellco believes that it is not a franchisor under state law in these cases. We are not currently able to assess the impact, if any, of these actions on our financial position or results of operations.

Cellco is a defendant in lawsuits alleging personal injuries, including brain cancer, from wireless phone use. All of these class actions have been removed to federal court, ordered for coordinated pre-trial proceedings by the Judicial Panel for Multi-District Litigation, and transferred to the U.S. District Court in Maryland. The plaintiffs in these suits claim that wireless phones were defective and unreasonably dangerous because the defendants failed to include a proper warning about alleged adverse health effects, failed to encourage the use of a headset, and failed to include a headset with the phone. Cellco believes it is entitled to indemnification by handset manufacturers in connection with all of these suits and intends to pursue those rights. In each of these actions arising out of personal injury claims, Cellco believes that it has, and has asserted, insurance coverage claims for any losses arising out of the claims asserted against it. These matters are also covered by the indemnification provisions in the alliance agreement. In addition, Cellco believes that it has strong defenses that it has asserted or will assert in these proceedings. An adverse outcome in any of these matters could have a material adverse effect on our results of operations or financial conditions.

Cellco is also a defendant in other legal actions involving claims incidental to the normal conduct of its business, including actions by customers, vendors and employees. We believe that these other actions will not be material to our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------------
Not Applicable.


PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------
Not Applicable.

Item 6.  Selected Financial Data
-------------------------------------------------------------------------------

The following selected consolidated historical financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes thereto included elsewhere in this filing. The statement of operations and cash flow data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from the audited financial statements included in
Item 8. We derived the remaining financial data from our audited or unaudited financial statements.

Prior to August 15, 2002, the financial information presented below primarily reflects the results of operations and financial condition of OCP, the Predecessor of Verizon Wireless of the East LP.

(in thousands, except other operating data) (Unaudited)                          Year Ended December 31,
                                                     --------------------------------------------------------------------------
                                                            2002            2001           2000            1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Operating Revenue:
Service revenue                                      $   200,938     $    79,988    $    56,360     $    34,366     $    19,658
Equipment and other                                        8,045           1,964          1,318           1,146           1,390
                                                     --------------------------------------------------------------------------
Total operating revenue                                  208,983          81,952         57,678          35,512          21,048

Operating Costs and Expenses:
Cost of service (excluding depreciation and
   amortization related to network assets
   included below) (1)                                    36,638           9,691          8,864           5,591           3,210
Cost of equipment                                          9,784               -              -               -               -
Selling, general and administrative                       49,423           2,625          2,100           1,639           1,180
Depreciation and amortization                             15,006           3,583          3,077           2,529           2,131
Sales of assets, net                                          (2)              -              -               -               -
                                                     --------------------------------------------------------------------------
Total operating costs and expenses                       110,849          15,899         14,041           9,759           6,521

Operating Income                                          98,134          66,053         43,637          25,753          14,527

Other Income (Expenses):
Interest income, net                                       1,358           1,167          1,264             664             408
Minority interests                                       (14,606)        (10,082)        (6,736)         (3,964)         (2,240)
                                                     --------------------------------------------------------------------------
Net Income                                           $    84,886     $    57,138    $    38,165     $    22,453     $    12,695
                                                     ==========================================================================

Other Operating Data:
Subscribers (in thousands) (end of period) (2)             531.9           112.2           94.7            69.9            53.6
Average revenue per user (3)                         $     62.41     $     64.13    $     57.18     $     47.83     $     35.80

Cash Flow Data:
Net cash provided by operating activities            $   111,239     $    70,484    $    46,845     $    28,702     $    17,696
Net cash (used in) investing activities                  (70,640)         (4,887)        (4,379)         (5,527)         (3,860)
Net cash (used in) financing activities                  (40,599)        (65,597)       (42,466)        (23,175)        (13,836)
Capital expenditures                                      70,704           4,887          4,654           6,269           5,024

Balance Sheet Data:
Property, plant and equipment, net                   $   166,863     $    26,057    $    24,753     $    23,406     $    20,904
Total assets                                           1,872,100          46,314         50,713          40,470          31,971
Minority interests                                         9,471           6,866          7,284           5,798           4,614
Total partners' capital                                1,424,314          38,918         41,277          32,862          26,164

---------
(1) Cost of service includes: (a) roaming charges billed to us for our subscribers' usage outside of our network, (b) direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other costs to maintain our network and (c) all site rentals, tower rentals and network related salaries.

(2) All subscriber information, including the number of subscribers at any date, churn and revenue per subscriber, is presented for our voice and broadband data service and includes subscribers who purchase service from resellers of our service.

(3) Average revenue per user is determined by dividing service revenues in each month within a period by the sum of the average number of subscribers per month in the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Overview

Verizon Wireless of the East LP was formed by Cellco Partnership d/b/a Verizon Wireless ("Cellco") on December 17, 2001 for the purpose of acquiring the business assets of Price Communications Wireless, Inc. ("PCW"), a subsidiary of Price Communications Corp., pursuant to a transaction agreement (the "Agreement") dated December 18, 2001, as amended. On August 15, 2002, the transactions contemplated by the Agreement were consummated.

We provide wireless voice and data communication services in the acquired PCW markets in Alabama, Georgia, South Carolina and Florida. In addition, through our 85% interest in Orange County-Poughkeepsie Limited Partnership ("Predecessor" or "OCP"), we provide wholesale wireless communication service to resellers (primarily Cellco) operating in the Orange County and Poughkeepsie, New York metropolitan areas.

Operating revenue. Our operating revenue consists of revenue from the provision of services and revenue from sales in our retail markets of equipment. Equipment revenue includes revenue from sales of handsets and accessories. Equipment revenue associated with the sale of handsets, pagers and accessories is recognized when the products are delivered to and accepted by the subscriber, as this is considered to be a separate earnings process from the sale of wireless services. Service revenue, which we record when services are provided, includes revenue from:

     o    monthly access charges;
     o    airtime usage;
     o    long distance charges;
     o    toll and data usage charges;
     o charges for features such as voice mail, short messaging services and caller ID;
     o gross roaming charges, or incollect fees, charged to our subscribers for usage outside our network; and
     o gross roaming charges, or outcollect fees, charged to other wireless service providers whose subscribers use our network.

In 2002, approximately 54% of our service revenue was affiliate wholesale revenue from Cellco, our primary purchaser of wholesale lines. The wholesale rates charged to Cellco do not necessarily reflect current market rates. We are re-evaluating the current rates and expect these rates to be reduced in the future consistent with market rates and the terms of the Predecessor's limited partnership agreement. In 2003, we expect revenue from our retail operations will increase, reflecting a full year of PCW results.

Operating Costs and Expenses. Our operating expenses consist of the following:

     o Cost of service: includes roaming charges billed to us for our subscribers' usage outside of our network and direct telecom charges, which are costs to handle calls over our network, including landline charges, trunk lines and other costs to maintain our network, as well as site rentals, tower rentals and network-related salaries;

     o Cost of equipment: primarily includes costs of handsets and accessories, and the cost of shipping, warehousing and distributing these products. We subsidize the cost of handsets sold in our direct channels to reduce the customer's up-front cost of our service and, as a result, equipment revenue is more than offset by the related cost of equipment, resulting in a net subsidy. As we expand our direct distribution channels and continue to grow, the number of handsets that we sell will continue to increase, which will result in higher cost of equipment. We believe that, since Cellco as one of the largest purchasers of handsets in the United States, Cellco will be able to purchase handsets at attractive rates and will pass along such rates to us;

     o Selling, general and administrative expenses: includes all operating expenses not included in the other operating expense categories, including commissions; allocated expenses from Cellco for certain services provided to us in connection with our business; and

     o Depreciation and amortization: includes depreciation of network and other fixed assets and amortization of intangibles. Beginning January 1, 2002, we no longer amortize the value of our cellular licenses, goodwill or assembled workforce in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used for, but not limited to, the accounting for allowance for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, useful life and impairment of assets, accrued expenses, contingencies and allocation of purchase prices in connection with business combinations. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o We recognize service revenue based upon access to the network (access revenue) and usage of the network (airtime/usage revenue), net of credits and adjustments for service discounts. We are required to make estimates for service revenue earned but not yet billed at the end of each reporting period. These estimates are based primarily upon historical minutes of use processed. Our revenue recognition policies are in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     o We maintain allowances for uncollectible accounts receivable for estimated losses resulting from the inability of our subscribers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries.

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

In addition, we have adopted the provisions of SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement.

In the asset contribution transaction, we received certain wireless licenses and other intangibles contributed by PCW and subsidiaries of Cellco. We have completed a preliminary assessment of the useful lives of the intangible assets contributed. The principal intangible asset contributed in the asset contribution was wireless licenses. These licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Radio frequency spectrum is a resource that has always existed and will continue to exist indefinitely. While licenses are issued for only a fixed time, generally 10 years, such licenses are subject to renewal by the Federal Communications Commission ("FCC"). Renewals of licenses typically occur routinely and at nominal cost. We have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the contributed wireless licenses. As a result, the wireless licenses have been treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and were not amortized, but rather were tested for impairment annually or between annual dates, if events or circumstances warrant. We will reevaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

All of the contributed wireless licenses have been integrated into Cellco's nationwide footprint. All of the licenses in Cellco's nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the wireless licenses for impairment, Cellco determines the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of Cellco. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized by Cellco. Any impairment loss recognized by Cellco will be allocated to its consolidated subsidiaries based upon a reasonable methodology. Subsequent to the closing of the transaction, Cellco performed an updated impairment test which incorporated the contributed wireless licenses. No impairment was recognized. Future tests for impairment will be performed by Cellco at least annually and more often if events or circumstances warrant.

On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that a single accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 has had no material effect on our results of operations or financial position.

Results of Operations

The following is a discussion of our results of operations and financial condition. The consummation of the asset contribution was completed on August 15, 2002. The consolidated financial statements reflect the transfer of certain Cellco assets, including its aggregate 85% interest in the Orange County-Poughkeepsie Limited Partnership (the "Predecessor"), on a historical basis as these transfers were among entities under common control. Results of operations thus comprise those of the Predecessor for all periods presented. The results of operations for the years ended December 31, 2001 and 2000 are substantially those of the Predecessor since the asset contribution was not consummated on or before December 31, 2001.

2002 Compared to 2001

Subscribers

We ended 2002 with 531.9 thousand subscribers, compared to 112.2 thousand subscribers at the end 2001, an increase of 419.7 thousand net new subscribers, or 374.1%. Of these new subscribers, approximately 2% were the result of internal growth and 98% were the result of business acquisitions. In August 2002, we added approximately 411.0 thousand subscribers as a result of the acquisition of PCW's operations in Alabama, Florida, Georgia and South Carolina. The number of subscribers added to our subscriber count as a result of the Price acquisition reflects downward adjustments we have made to conform PCW's subscriber count to our methodology and to reflect our termination of certain Price service offerings after the acquisition. The remainder of the increase is due to the growth of the subscriber base of the Predecessor. The overall composition of our subscriber base as of December 31, 2002 was 76.2% retail and 23.8% wholesale.

Operating revenue

Total operating revenue for the year ended December 31, 2002 was $209 million, an increase of $127 million, or 155.0%, compared to the year ended December 31, 2001.

Service revenue. Service revenue for the year ended December 31, 2002 was $201 million, an increase of $121 million, or 151.2%, compared to the year ended December 31, 2001. This increase was primarily due to the 374.1% increase in subscribers, partially offset by a slight decline in average service revenue per user for the year ended December 31, 2002 compared to the similar period in 2001. In 2002, approximately 54% of our service revenue was affiliate wholesale revenue from Cellco, our primary purchaser of wholesale lines. Excluding the acquisition of PCW assets, service revenue grew by $32 million, or 39.5%, for the year ended December 31, 2002 compared to the similar periods in 2001. This increase was primarily due to a 51.9% increase in minutes of use per user on our network in our wholesale markets, which in turn drove the increase in the average service revenue per user of our Predecessor.

Average service revenue per user decreased 2.7% to $62.41 for the year ended December 31, 2002 compared to the similar period in 2001. The decrease is primarily due to our acquisition of the PCW retail markets. The retail subscribers acquired generally have a lower level of service revenue per user than the wholesale subscribers. The wholesale subscribers comprised approximately 23.8% of the subscriber base at the end of 2002, compared to 100% at the end of 2001. We are re-evaluating the current wholesale rates we charge our largest reseller, Cellco. We expect these rates to be reduced consistent with market rates and the terms of the Predecessor limited partnership agreement, although based on current expectations, we do not anticipate such reductions to adversely affect PCW's preferred return. Excluding the acquisition of PCW's assets, average service revenue per user increased 25.1% to $80.21 for the year ended December 31, 2002, compared to the similar periods in 2001. The increase was primarily due to the increase in minutes of use per subscriber on our network described above. Overall, average service revenue per user is expected to decline as a result of the PCW acquisition.

Equipment and other revenue. Equipment and other revenue for the year ended December 31, 2002 was $8 million, an increase of $6 million, or 309.6%, compared to the year ended December 31, 2001. Equipment revenue exists solely due to the acquisition of PCW, as the Predecessor had no retail subscribers and did not sell equipment. Excluding the acquisition of

PCW's assets, other revenue consisting of cell site rental revenue and billing services grew by $1 million, or 55.1%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase was primarily due to an increase in the cell site rental revenue.

Operating costs and expenses

Cost of service. Cost of service includes roaming charges billed to us for our subscribers' usage outside our network and direct telecom, as well as network-related salaries, and site and tower rentals. Cost of service for the year ended December 31, 2002 was $37 million, an increase of $27 million, or 278.1%, compared to the year ended December 31, 2001. The increase was primarily due to increased direct telecom charges caused by increased minutes of use and cost of roaming due to the acquisition of the retail operations of PCW. Service margins decreased by 6.1% to 81.8% for the year ended December 31, 2002, compared to the similar period in 2001. The decrease is due to PCW's lower service margins. Excluding PCW, service margins increased by 1.7% to 89.6% for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase is due to increased minutes of use in our wholesale markets of approximately 51.9% offset by lower interconnection and long distance rates. Service margins are expected to decline as a result of the PCW acquisition.

Cost of equipment. Cost of equipment includes costs of handsets, accessories and the cost of shipping and warehousing these products. Cost of equipment for the year ended December 31, 2002 was $10 million. Cost of equipment exists solely due to the acquisition of PCW's assets. The negative equipment margin, or subsidy, was 111.4% for the year ended December 31, 2002. In 2003, we expect to incur substantial costs for the replacement of subscriber handsets using time division multiple access ("TDMA") technology with those using code division multiple access ("CDMA") technology.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2002 were $49 million, an increase of $47 million, or 1,782.8%, compared to the year ended December 31, 2001. This increase was primarily from the acquisition of PCW. There was a $9 million increase in selling expenses, a $6 million increase in general and administrative salaries and a $19 million increase in allocated charges from Cellco. The remaining increase was due to an increase in miscellaneous general and administrative charges associated with the retail operations related to the acquisition of PCW's assets. To the extent gross subscriber additions continue to increase, we expect to continue to incur increased advertising and subscriber acquisition-related expenses.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2002 was $15 million, an increase of $11 million, or 318.8%, compared to the year ended December 31, 2001. The increase was primarily due to increased depreciation expense related to the increase in depreciable assets as a result of the acquisition of PCW's assets and the increase in depreciable assets during 2002. Excluding the acquisition of PCW assets, depreciation expense increased by $641 thousand, or 17.9%.

Other Income (Expenses)

Interest income, net. Interest income, net for the year ended December 31, 2002 was $1 million, an increase of $191 thousand, or 16.4%, compared to the year ended December 31, 2001. The changes were attributable to changes in the due from affiliates balance between the periods and the related interest income allocated to us from Cellco. We expect interest expense to increase due to the $350 million, 8.9% fixed rate term note from Verizon Investments Inc. and additional borrowing from our affiliates to fund our network conversion of the PCW markets from TDMA to CDMA technology. However, this increase will be partially offset by the interest income on the $500 million note receivable from Cellco.

Minority interests. Minority interest expense represents the minority interests of the Predecessor's limited partners, Warwick Valley Telephone Company and Taconic Telephone Corporation. Each of these partners holds a 7.5% limited partnership interest in the Predecessor. Minority interests for the year ended December 31, 2002 was $15 million, an increase of $5 million, or 44.9%, compared to the year ended December 31, 2001. The increase was due to higher net income in the Predecessor's results of operations. We expect minority interests to increase in future periods due to expected increases in the Predecessor's net income.

2001 Compared to 2000

Subscribers

As of December 31, 2001, our Predecessor had approximately 112.2 thousand subscribers on its network through reseller arrangements, an increase of 18.5% compared to December 31, 2000.

Operating revenue

Total operating revenue for the year ended December 31, 2001 was $82 million, an increase of $24 million, or 42.1%, compared to the year ended December 31, 2000. The increase was primarily attributed to an increase in the number of average subscribers.

Average revenue per user for the year ended December 31, 2001 was $64.13, an increase of $6.95, or 12.2%, compared to the year ended December 31, 2000. The increase is due to a 27.3% increase in the average monthly usage per subscriber for the year ended December 31, 2001 compared to the year ended December 31, 2000.

Operating costs and expenses

Cost of service. Cost of service for the year ended December 31, 2001 was $10 million, an increase of $827 thousand, or 9.3%, compared to the year ended December 31, 2000. The increase is due primarily to a 61.1% increase in minutes of use on the Predecessor's network and allocated network salaries compared to the year ended December 31, 2000.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2001 were $3 million, an increase of $525 thousand, or 25.0%, compared to the year ended December 31, 2000. The increase is due primarily to an increase in administrative costs.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2001 was $4 million, an increase of $506 thousand, or 16.4%, compared to the year ended December 31, 2000. This increase is due to the build-out of the Predecessor's digital network and the related capital expenditures.

Other Income (Expenses)

Interest income, net. Interest income, net for the year ended December 31, 2001 remained constant at $1 million compared to the year ended December 31, 2000.

Minority interests. Minority interest expense represents the minority interests of the Predecessor's limited partners, Warwick Valley Telephone Company and Taconic Telephone Corporation. Each of these partners holds a 7.5% limited partnership interest in the Predecessor. Minority interests for the year ended December 31, 2001 was $10 million, an increase of $3 million, or 49.7%, compared to the year ended December 31, 2000. The increase was due to higher net income of the Predecessor.

Liquidity and Capital Resources

We will have significant cash needs over the next two years, as described below. To meet these funding requirements, we will rely on a combination of internally-generated funds and borrowings from affiliates. Financing from affiliates will generally consist of borrowings and advances from our general partner who in turn will be dependent upon borrowings and advances from Cellco. We will therefore be dependent upon Cellco's access to capital in order to provide us with financing. Cellco receives its funding from its own operating cash flow and from borrowings, primarily from Verizon Communications Inc. ("Verizon Communications") and its subsidiaries, and also from unrelated entities. As a result, we are ultimately dependent upon Verizon Communications' access to capital. Verizon Communications has no commitment to provide any financing to us, and we have no commitments from Cellco or any third party. The failure to obtain financing on commercially reasonable terms or at all could result in the delay or abandonment of our network conversion and build-out plans or our inability to continue to provide service in all or portions of some of our markets, which could harm our ability to attract and retain subscribers.

The cost of borrowings from our general partner will reflect Cellco's overall cost of borrowings from Verizon Communications. Interest charged to Cellco by Verizon Communications is generally based on a blended interest rate calculated using fixed rates and variable rates applicable to borrowings by Verizon Communications to fund Cellco and other entities affiliated with Verizon Communications. The interest rate on such borrowings as of December 31, 2002 was 5.5%.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The $41 million increase in net cash provided by operating activities for the year ended December 31, 2002 compared to the similar period of 2001 was primarily due to an increase in operating income excluding depreciation and amortization resulting from revenue growth. Eighty percent of the increase in cash flows provided by operating activities reflects the increase in internally-generated cash flows from the operations of our Predecessor for the year ended December 31, 2002 compared to the similar period of 2001. The remainder of the increase is attributed to the operations of the newly acquired PCW assets.

Cash Flows Used In Investing Activities

Capital expenditures continue to be the primary use of cash. Capital spending of $71 million was funded by our internally-generated cash flows. The $66 million increase in capital spending for the year ended December 31, 2002 compared to the similar period of 2001 is primarily due to $63 million in capital spending for the conversion of the former PCW network and other infrastructure, with the remaining $3 million increase relating to capital spending for the build-out and upgrade of the Predecessor's network. Substantial capital outlays of approximately $230 million will be required for the conversion of PCW's network over the next two years. Unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, weather-related delays, technological changes and other risks may also require additional funds. We expect our total capital expenditures in 2003 to be approximately $130 million and to have substantial capital requirements thereafter. We expect to fund these capital outlays through internally-generated funds and borrowings and advances from our general partner who in turn will be dependent upon borrowings and advances from Cellco.

Cash Flows Used In Financing Activities

The $25 million decrease in cash used in financing activities during the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily due to a $36 million increase in due to affiliates offset by a $12 million increase in distributions to the partners of PCW and the partners of the Predecessor.

Immediately after the closing of the asset contribution, we redeemed the entire $550 million net debt assumed from PCW with the cash contributed from our partners and a term note from an affiliate. The cost of the redemption above the face amount of the debt was approximately $34 million. The term note from the affiliate in the amount of $350 million was obtained for the purpose of funding the redemption and bears interest at a rate of approximately 8.9% per year. The term note is guaranteed by PCW. It matures the earlier of February 15, 2007 or six months following the occurrence of certain specified events.

In addition, Cellco contributed a $500 million 6.14% promissory note receivable to us which is payable upon demand. We do not intend to call the demand note receivable during the next fiscal year.

On May 31, 2002, Moody's Investor's Service ("Moody's") placed Cellco's long term debt ratings, and the long term debt ratings of Verizon Communications, on review for possible downgrade due to concerns with Verizon Communications' debt levels and competitive issues. On December 18, 2002, Moody's lowered Cellco's long term debt rating to A3 from A2 and lowered Verizon Communications' long term debt rating to A2 from A1, and changed its outlook for Cellco and Verizon Communications to stable from negative. Standard & Poor's and Fitch IBCA continue to maintain a higher debt rating for Cellco and Verizon Communications. In February 2003, Standard & Poor's upgraded its outlook for Cellco and Verizon Communications to stable from negative. Any reduction in the ratings assigned to Cellco or Verizon Communications could increase our cost of capital and interest expense and/or make financing less readily available to us.

According to the amended limited partnership agreement, we are required to make cash distributions to PCW on a quarterly basis equal to 50% of PCW's preferred return for the quarter. For the year ended December 31, 2002, we paid $2 million to PCW. For the year ended December 31, 2002, our Predecessor paid distributions of $80 million to its partners. The Predecessor is required to make distributions to its partners on a quarterly basis based upon the Predecessor's operating results, cash availability and financing needs as determined by its general partner (Verizon Wireless of the East LP) at the date of the distribution. We intend to make additional distributions in the first quarter of 2003 to the partners of the Predecessor and to PCW of approximately $30 million and $4 million, respectively. We expect to fund these distributions with internally-generated cash.

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2002. Additional details about these items are included in the notes to the audited financial statements.

                                                            Payments Due by Year (Dollars in Thousands)
                                           ------------------------------------------------------------------------------
Contractual Obligations                        Total          2003         2004 - 2005     2006 - 2007       Thereafter
-------------------------------------------------------------------------------------------------------------------------
Short-term debt                            $         -    $          -    $          -    $           -    $            -
Long-term debt (a)                             478,032          31,038          62,076          384,918                 -
Operating leases                                21,748           6,349           9,217            3,554             2,628
Other long-term obligations                          -               -               -                -                 -
                                           ------------------------------------------------------------------------------
Total contractual cash obligations         $   499,780    $     37,387    $     71,293    $     388,472    $        2,628
                                           ==============================================================================

---------
(a) Includes approximately $350 million term note borrowed from Verizon Investments Inc. and expected interest payments. This term note bears interest at a fixed rate of 8.9% per year.

Debt payments in the table include principal and interest. Our capital expenditure estimates are described under "Cash Flows Used in Investing Activities."

Financial Condition

Total assets at December 31, 2002 were $1,872 million, an increase of $1,826 million, compared to December 31, 2001. The increase was primarily the result of the acquisition of PCW's operations. We recorded approximately $1,610 million of wireless licenses, $52 million of acquired customer lists and $98 million of tangible assets based on the preliminary purchase price allocation. We do not expect that future adjustments to the purchase price allocation will have a material effect on our financial condition or results of operations. The remaining increase in total assets was primarily due to the increase in property, plant and equipment as a result of the conversion of the network contributed by PCW to CDMA technology.

Total liabilities at December 31, 2002 were $438 million, an increase of $438 million compared to December 31, 2001. The increase was primarily due to the $350 million borrowings from an affiliate to partially fund the redemption of the assumed debt from PCW. The remaining increases were due to the recording of approximately $58 million in assumed liabilities from the acquisition of PCW and approximately $30 million of additional borrowings from affiliates to fund current year capital expenditures.

Total partners' capital was $1,424 million at December 31, 2002, an increase of $1,385 million compared to December 31, 2001. The increase was primarily due to the issuance of approximately $1,113 million of preferred limited partnership interest to PCW and approximately $257 million of partnership interest to our general and limited partners associated with their respective asset contributions. The remaining increase was due to net income for the year ended December 31, 2002, substantially offset by distributions to our partners of $70 million.

Factors that May Affect Future Results

In addition to the information set forth above, the following factors, as well as the factors listed under "Cautionary Statement Concerning Forward-Looking Statements," may adversely affect our future results.

     Legislation and Regulation

The licensing, construction, operation, sale, and interconnection arrangements of wireless communications systems are regulated to varying degrees by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In addition, the FCC, together with the Federal Aviation Administration, regulates tower marking and lighting, and other government agencies periodically consider various mandates on the wireless industry. We are also subject to various environmental protection and health and safety laws and regulations, including limits on radio frequency radiation from mobile handsets and towers. Additionally, our business is increasingly subject to efforts to adopt state consumer protection regulation and legislation. Any of these agencies having jurisdiction over our business could adopt regulations or take other actions that could increase our costs, place restrictions on our operations and growth potential or otherwise adversely affect our business.

The FCC and an increasing number of state authorities are requiring the wireless industry to comply with, and in some cases to fund, various initiatives, including federal and state universal service programs, telephone number administration, local number portability, services to the hearing-impaired and emergency 911 networks. In addition, many states have imposed significant taxes on providers in the wireless industry and some have adopted or are considering adoption of regulatory requirements on customer billing and other matters. These initiatives are imposing increasing costs on us and other wireless carriers and may otherwise adversely affect our business. For example, the FCC has mandated that wireless providers supply the geographic coordinates of a subscriber's location, either by means of network-based or handset-based technologies, to public safety dispatch agencies. This rule will impose significant costs on us and could lead us to increase subsidies on handsets to offset the increased costs of handset-based technologies. In addition, local number portability rules may cause us to incur higher costs relating to subscriber churn, acquisition or retention, as well as increased operating expenses. See "Business--Regulatory Environment" for a more detailed description of the regulatory environment affecting us.

Legislation has been proposed in the U.S. Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. Similar laws have been enacted in other countries and, to date, the State of New York and a small number of localities in the U.S. have passed restrictive laws.

     Health Concerns

Some studies have suggested that radio frequency emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against Cellco and other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. The U.S. Food & Drug Administration ("FDA") and the FCC have stated that the available scientific evidence does not show that any health problems are associated with using wireless phones, but that there is no proof that wireless phones are absolutely safe. In May 2001, the U.S. General Accounting Office issued a report, entitled Research and Regulatory Efforts on Mobile Phone Issues, observing that the consensus of various major health agencies is that the research to date does not show radio frequency energy emitted from mobile phones to have adverse health effects but there is not yet enough information to conclude that they pose no risk. The report offers recommendations to improve the FCC's review of mobile phone testing, as well as the FCC's and FDA's consumer information on health issues relating to mobile phones. Additional studies of radio frequency emissions are ongoing. If consumers' health concerns increase, they may be discouraged from using wireless handsets, and regulators may impose restrictions on the location and operation of cell sites. These concerns could have an adverse effect on the wireless communications industry and expose wireless providers to further litigation, which, even if not successful, can be costly to defend. Government authorities may increase regulation of wireless handsets and cell sites as a result of these health concerns and wireless companies may be held liable for costs or damages associated with these concerns. The actual or perceived risk of radio frequency emissions could also adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the wireless communications industry.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We will adopt the standard effective January 1, 2003. We do not expect the adoption of SFAS No.143 to have a material effect on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. We will adopt this standard effective January 1, 2003. We do not expect the impact of the adoption of SFAS No. 146 to have a material effect on our results of operations or financial position.

Cautionary Statement Concerning Forward-Looking Statements

In this Management's Discussion and Analysis, and elsewhere in this Annual Report and in our other public filings and statements (including oral communications), we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, capital expenditures, anticipated cost savings and financing plans. Forward-looking statements also include those preceded or followed by the words "may," "will," "expect," "intend,"

"plan," "anticipates," "believes," "estimates," "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our actual future performance could differ materially from these forward-looking statements, as these statements involve a number of risks and uncertainties. Therefore, undue reliance should not be placed on these statements. The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

     o    the duration and extent of the current economic downturn;
     o materially adverse changes in economic conditions in the markets served by us;
     o the effects of the substantial competition that exists in our markets, which has been intensifying;
     o our ability to obtain sufficient financing to satisfy our substantial capital requirements, including to fund capital expenditures, debt repayment and distributions to our partners;
     o the success of the network conversion of the PCW markets from TDMA to CDMA technology;
     o an adverse change in the ratings afforded Cellco's and Verizon Communications' debt securities by nationally accredited ratings organizations;
     o our ability to continue to integrate our business with Cellco's, and our ability to achieve revenue enhancements and anticipated cost savings;
     o our ability to develop future business opportunities, including wireless data services, and to continue to adapt to the changing conditions in the wireless industry;
     o our ability to receive satisfactory service from Cellco's key vendors and suppliers;
     o our ability to generate additional subscribers, with acceptable levels of churn, from distributors of our service;
     o material changes in available technology, and technology substitution that could impact the popularity and usage of our technology;
     o our continued provision of satisfactory service to our subscribers at an acceptable cost, in order to reduce churn;
     o the impact of continued unionization efforts with respect to Cellco's employees;
     o regulatory developments, including new regulations that could increase our cost of doing business or reduce demand for our services;
     o    developments in connection with existing or future litigation;
     o the impact of arrangements between us and Cellco, the sole member of Verizon Wireless of Georgia LLC, our managing general partner, which may not be the result of arm's length negotiations;
     o changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and
     o other factors described in our Registration Statement on Form S-4 (No. 333-82408) under the heading "Risk Factors."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

We are exposed to various types of market risk in the normal course of our business. Our primary market risk will relate to changes in interest rates, which could impact our results of operations. The intercompany loans from/to our general partner bear interest at rates that vary with Verizon Communications' cost of funding; because a portion of its debt is fixed-rate, and because its funding may be affected by events related solely to it, the interest rates on intercompany loans may not adjust in accordance with market rates. As of December 31, 2002, we had a net payable position in our intercompany loans to our general partner of approximately $18 million. A change in our interest rates of 100 basis points would change our interest expense by approximately $0.2 million.

Item 8.  Financial Statements and Supplementary Data
-------------------------------------------------------------------------------

The consolidated financial statements required by this Item are set forth on the pages indicated in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

Not Applicable.


PART III
Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------------------------

As a limited partnership, we have no directors. Cellco is the sole member of Verizon Wireless of Georgia LLC, which is our general partner, and performs comparable functions for us. Verizon Wireless of Georgia LLC has the right to manage our business. Our limited partnership agreement provides for a management committee comprised of three members, two appointed by Verizon Wireless of Georgia LLC and one appointed by PCW. Verizon Wireless of Georgia LLC will need the prior approval of a majority, or in certain cases, all of the members of the management committee to take certain actions specified in the limited partnership agreement. For a description of these approval requirements, see "Item 13. The Limited Partnership Agreement--Management of Verizon Wireless of the East."


Item 11.  Executive Compensation
-------------------------------------------------------------------------------

We do not and are not expected to employ any executive officers; however, employees of Cellco provide certain management functions for us, for which it is reimbursed by us through allocated charges.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------------

The following table sets forth information regarding beneficial ownership of Verizon Wireless of the East LP's partnership interests held by each holder of Verizon Wireless of the East LP's outstanding partnership interests. See "Item
13. Certain Relationships and Related Transactions--The Limited Partnership Agreement."

Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC are both subsidiaries of Cellco Partnership.

 Name and Address                       General Partnership          Common Limited        Preferred Limited
of Beneficial Owner                          Interest             Partnership Interest    Partnership Interest
-------------------                          --------             --------------------    --------------------
Verizon Wireless of Georgia LLC (1)            100%
         c/o Cellco Partnership
             180 Washington Valley Road
             Bedminster, NJ 07921
Verizon Wireless Acquisition South LLC (2)                               100%
         c/o Cellco Partnership
             180 Washington Valley Road
             Bedminster, NJ 07921
Price Communications Wireless, Inc. (3)                                                          100%
             45 Rockefeller Plaza
             New York, NY 10020

-----------
(1) Verizon Wireless of Georgia LLC has the sole general partner interest and is the managing general partner and has a 1% special allocation interest.
(2) Verizon Wireless Acquisition South LLC is a limited partner and has a 99% special allocation interest.
(3) Price Communications Wireless, Inc.'s limited partner interest is a preferred interest in that it is entitled to a preference in the allocation of income from Verizon Wireless of the East LP up to a capped amount. The interest is also exchangeable, under certain circumstances, into common stock of an entity whose sole asset is an interest in Cellco Partnership ("Cellco IPO Entity") (if an initial public offering of such stock occurs) or into common stock of

     Verizon Communications Inc. on the fourth anniversary of the asset contribution if a qualifying initial public offering of the Cellco IPO Entity common stock is not completed prior to such anniversary.


Item 13.  Certain Relationships and Related Transactions
-------------------------------------------------------------------------------

The following descriptions are summaries of the material terms of agreements to which we or certain related persons are a party. They may not contain all of the information that is important to you.

The Transaction Agreement

The following is a brief summary of certain provisions of the transaction agreement among Cellco, us, and Price Communications and its subsidiaries, as amended. The summary is qualified in its entirety by reference to the transaction agreement and the amendments to such agreement, copies of which have been filed as exhibits with the Securities and Exchange Commission ("SEC").

     The Transactions

The Transaction Agreement provided for the transactions described under "Business--Overview", as a result of which we acquired the PCW assets and certain Cellco properties.

     Representations and Warranties

The transaction agreement contains a number of reciprocal representations and warranties of Cellco and Price Communications as to, among other things, due formation and good standing, authority to enter into the contemplated transactions, required consents and filings with government entities, absence of conflicts with organizational documents and material agreements, consents, financial statements, litigation, title to contributed assets, absence of certain changes, undisclosed liabilities, finder's fees and FCC matters. Representations and warranties made solely by Price Communications relate to material contracts, compliance with laws and court orders, subscriber accounts, intellectual property, insurance coverage, licenses and permits, environmental compliance, employee matters, SEC filings, and disclosure documents, and include an acknowledgment of the absence of any express or implied representation or warranty beyond those expressly set forth in the transaction agreement, including with respect to the timing of any initial public offering of the Cellco IPO Entity common stock. Representations and warranties made solely by Cellco relate to its contributions to us. Many of these representations and warranties are qualified by materiality or material adverse effect and all such representations and warranties survive the asset contribution transaction for a period of at least 18 months.

     Principal Covenants

In addition to customary pre-closing covenants, the following are the principal covenants applicable after closing.

     Price Communications Non-compete

Under the terms of the transaction agreement, Price Communications has agreed, subject to certain exceptions, that it shall not:

     o at any time prior to the third anniversary of the asset contribution, engage in any business which would compete with the business of PCW as it currently exists within the areas where the PCW business currently operates (provided that Price Communications may acquire a diversified company having not more than 10% of its sales attributable to a competing business);
     o at any time prior to December 18, 2003, employ or solicit any employee of the business of PCW contributed to us; or at any time prior to the third anniversary of the asset contribution, solicit any subscribers of the PCW business.

     Cellco Noncompete

Under the terms of the transaction agreement, Cellco and its subsidiaries have agreed that, until the earlier to occur of (1) the end of the 60-day period during which Price Communications is entitled to elect to exchange the preferred interest for Cellco IPO Entity common stock and (2) the date on which Price Communications or its subsidiaries no longer have a partnership interest in us, they shall not (other than through us):

     o engage in the mobile wireless business in any of the areas in which the PCW business currently operates; or

     o engage in the business of providing cellular service at the wholesale level in Orange County, New York or Poughkeepsie, New York.

Notwithstanding this restriction, however, Cellco or its subsidiaries may acquire and retain a business that includes any of the above competing businesses if (1) the competing business represents less than 10% of the sales of the acquired business, (2) the competing business is contributed to us, (3) contribution of the competing business to us requires the approval of PCW and PCW fails to provide such approval, or (4) the competing business is disposed of within one year.

     Indemnification

Price Communications and its subsidiaries have agreed to indemnify and hold harmless Cellco and us and their affiliates from and against any and all damages incurred or suffered arising out of:

     o    any misrepresentation or breach of warranty;

     o any activity or business of Price Communications and its subsidiaries and affiliates other than the business of PCW;

     o    the rollup of Price Communications' former subsidiaries;

     o    any assets or liabilities excluded from the asset contribution;

     o    any breach of covenant or agreement;

     o any litigation or other proceeding arising out of circumstances existing or occurring prior to the asset contribution; or

     o any environmental liabilities relating to actions occurring or conditions existing on or prior to the asset contribution.

Cellco has agreed to indemnify and hold harmless Price Communications and its affiliates from and against any and all damages incurred or suffered arising out of:

     o    any misrepresentation or breach of warranty;

     o    any liabilities excluded from the contribution by Cellco to us;

     o any asset or business of Cellco or its affiliates other than the assets to be contributed to us by Cellco; or

     o    any breach of covenant or agreement.

Each party has agreed, subject to certain exceptions, to indemnify the other pursuant to the provisions described above with respect to certain losses to the extent the aggregate amount of such other party's losses exceeds $15 million. Such indemnification obligations are not capped.

Pledge Agreement

Price Communications has entered into a pledge agreement to secure its indemnity obligations under the transaction agreement and any liability for damages, losses and reasonable expenses suffered or incurred by Cellco, us, Verizon Wireless Inc. or Verizon Communications as a result of a breach by Price Communications of the exchange agreement, the lock-up agreements, the limited partnership agreement or the pledge agreement. As discussed under "The Transaction Agreement--Indemnification" above, each party has agreed, subject to certain exceptions, to indemnify the other to the extent the aggregate amount of such other party's losses exceeds $15 million.

Under the terms of the pledge agreement, Price Communications has agreed to grant a security interest in 13% of the preferred interest issued to Price Communications pursuant to the transaction agreement (i.e., approximately $145 million, based on the expected size of its initial capital account) and in the Cellco IPO Entity common stock or Verizon Communications common stock received in exchange for 13% of the preferred interest pursuant to the exchange agreement. The amount of this pledge will be reduced to a value of approximately $75 million on the first anniversary of the asset contribution and $41.3 million on the second anniversary of the asset contribution.

Under the terms of the pledge agreement, the security interest granted above will terminate on the third anniversary of the asset contribution, except to the extent we, Cellco, Verizon Communications or Verizon Wireless Inc. deliver(s) a notice to Price Communications of the assertion of a claim, or of the commencement of a suit, action or proceeding in respect of which an indemnity may be asserted against Price Communications (in which case such remaining security interest would terminate on the date such claim, suit, action or proceeding is finally adjudicated or dismissed).

The Limited Partnership Agreement

The following is a brief summary of certain provisions of the limited partnership agreement for Verizon Wireless of the East LP. The summary is qualified in its entirety by reference to the complete text of the exchange agreement, which is incorporated by reference and previously filed as an exhibit with the SEC.

      General

On August 15, 2002, two subsidiaries of Cellco, Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC, and PCW entered into the limited partnership agreement for Verizon Wireless of the East LP. Verizon Wireless of Georgia is our managing general partner, and Verizon Wireless Acquisition South and PCW are the limited partners.

      Purpose of Verizon Wireless of the East

The limited partnership agreement provides that the purpose of Verizon Wireless of the East is to acquire the assets that were contributed by Cellco and PCW pursuant to a transaction agreement among Cellco, us, and Price Communications and its subsidiaries and to engage in the business of constructing, developing, managing, operating, marketing and selling cellular telecommunications systems or service, wireless service, paging service, PCS service and other commercial mobile radio service, and any business related thereto.

      Capital Accounts of the Partners

As a result of the asset contribution pursuant to the transaction agreement, the initial capital account of PCW was required to be approximately $1.11 billion. The initial capital account of Verizon Wireless of Georgia was to be at least $10 million and the initial capital account of Verizon Wireless Acquisition South was to be at least $1.4 billion (depending upon the value of the assets contributed to us by Verizon Wireless of Georgia and Verizon Wireless Acquisition South).

      Preferred Return

Pursuant to the limited partnership agreement, our profits will be allocated on a preferred basis to PCW's capital account quarterly up to an amount equal to a specified percentage per annum (based on the weighted daily average balance of PCW's capital account). This percentage return was to be 4.00% per annum subject to downward adjustment relating to the interest rate payable on the $350 million loan obtained by us at the closing of the asset contribution. The preferred return, after giving effect to such adjustment, is 2.915% per annum. PCW is not entitled to a share of our profits in excess of this preferred return.

PCW's capital account will not be allocated any preferred return after the earlier to occur of (1) the expirao oFirst, to PCW in the amount, if positive, equal to (1) the sum of the cumulative losses allocated to PCW for all of prior years minus (2) the sum of the cumulative profits allocated to PCW pursuant to this provision for all prior the years. period (if any) within which PCW is entitled to elect to exchange its preferred interest for Cellco IPO Entity common stock or (2) the fourth anniversary of the asset contribution.

     Profit and Loss Allocation

Profits. After giving effect to certain special and curative allocations provided for in the limited partnership agreement, profits for any year will be allocated to the capital accounts of the partners in the following order and priority:

     o First, to PCW in the amount, if positive, equal to (1) the sum of the cumulative losses allocated to PCW for all prior years minus
          (2) the sum of the cumulative profits allocated to PCW pursuant to this provision for all prior years.

     o Second, to PCW until it has been allocated an aggregate amount for all years (including special allocations) equal to the cumulative preferred return for all such years.

     o Third, to Verizon Wireless of Georgia and Verizon Wireless Acquisition South.

Losses. After giving effect to certain special and curative allocations specified in the limited partnership agreement, losses for any year will be allocated to the capital accounts of the partners in the following order and priority:

     o First, to Verizon Wireless of Georgia and Verizon Wireless Acquisition South in an amount, if positive, equal to (1) the sum of the cumulative profits allocated to Verizon Wireless of Georgia and Verizon Wireless Acquisition South for all prior years minus (2) the sum of the cumulative losses allocated to Verizon Wireless of Georgia and Verizon Wireless Acquisition South pursuant to this provision for all prior years.

     o Second, to Verizon Wireless of Georgia until Verizon Wireless of Georgia has been allocated an amount equal to its capital account.

     o Third, to Verizon Wireless Acquisition South until Verizon Wireless Acquisition South has been allocated an amount equal to its capital account.

     o Fourth, to PCW until PCW has been allocated an amount equal to its capital account.

     o    Fifth, to Verizon Wireless of Georgia.

In addition to the allocations described above, certain special and curative allocations of profit and loss will be made, including (among others) the following:

     o Verizon Wireless of Georgia and Verizon Wireless Acquisition South will be allocated the following items:

          -- all items of expense incurred in connection with the purchase and defeasance of the senior subordinated notes and senior secured notes of PCW;

          -- all items of income, gain, loss and expense resulting from any disposals, acquisitions or mergers which require the approval of PCW pursuant to the veto rights described below, where we engage in such actions pursuant to the limited partnership agreement without obtaining such approval;

          --   all amortization in respect of any intangible asset; and

          -- all losses incurred in connection with dispositions of assets, and all costs incurred in purchasing handsets, in connection with the conversion of the technology used by the business contributed by PCW to code division multiple access ("CDMA") from time division multiple access ("TDMA").

     o PCW will be allocated all reasonable fees and other costs and expenses (other than interest) charged by the lender in respect of the $350 million financing to be obtained by us pursuant to the transaction agreement.

      Cash Distributions

We are to make cash distributions to PCW on a quarterly basis equal to 50% of the preferred return.

      Management of Verizon Wireless of the East

Except as otherwise provided in the limited partnership agreement, Verizon Wireless of Georgia, as the managing general partner, has the right to manage our business.

We will have a management committee comprised of three members, two appointed by Verizon Wireless of Georgia and one appointed by PCW.

Pursuant to the limited partnership agreement, Verizon Wireless of Georgia needs the prior approval of a majority of the members of the management committee to take any of the following actions:

     o    approve our annual operating budget;

     o acquire an amount of assets for more than $50 million, other than in the ordinary course of business;

     o make any distribution, other than quarterly distributions to PCW and winding up distributions, prior to six months after PCW's option (if any) to exchange the preferred interest for Cellco IPO Entity common stock expires;

     o    appoint or change our independent auditor;

     o    approve our audited financial statements; or

     o    select or change our technology used in conducting our business.

In addition, Verizon Wireless of Georgia needs the prior approval by the majority of the members of the management committee, including the member appointed by PCW, to take any of the following actions:

     o subject to certain financial and ordinary course exceptions, acquire or dispose of assets or businesses, incur indebtedness, or consolidate or merge with any third party (provided that Verizon Wireless of Georgia may take such actions without the approval of PCW if all items of income, gain, loss and expense resulting from such action are allocated to Verizon Wireless of Georgia and Verizon Wireless Acquisition South);

     o engage in any business other than the business referred to under "Purpose of Verizon Wireless of the East" above and any related business;

     o incur any indebtedness to the extent that our ratio of long-term debt to net worth would exceed three times;

     o sell, exchange or otherwise dispose of, or distribute all or substantially all of the assets contributed to us by PCW;

     o sell, exchange or otherwise dispose of any asset contributed to us by PCW to Verizon Wireless of Georgia or any of its affiliates;

     o sell, exchange or otherwise dispose of any of the cellular licenses contributed to us by PCW prior to the second anniversary of the asset contribution;

     o make any distribution of any of the cellular licenses contributed to us by PCW prior to the seventh anniversary of the asset contribution;

     o make any distribution to either Verizon Wireless of Georgia or Verizon Wireless Acquisition South or repurchase from Verizon Wireless of Georgia or Verizon Wireless Acquisition South any partnership interest if after giving effect thereto the aggregate amount of their capital accounts would be less than the sum of their original capital contributions;

     o except for permitted administrative, technical, regulatory and other services, engage in any transaction with Verizon Wireless of Georgia or any of its affiliates, unless such transaction is either on an arm's length basis or, in the aggregate, no less favorable to us than substantially similar transactions generally made between Verizon Wireless of Georgia and unaffiliated third parties;

     o amend the certificate of limited partnership of Verizon Wireless of the East if such amendment would reasonably be expected to adversely affect PCW's rights under the limited partnership agreement or in respect of us;

     o issue additional interests in us, other than to any partner or to an affiliate of any partner;

     o except for certain limited exceptions, request any additional capital contributions by PCW;

     o distribute to Verizon Wireless of Georgia, Verizon Wireless Acquisition South or any of their affiliates all or any portion of the assets contributed to us by Verizon Wireless of Georgia or Verizon Wireless Acquisition South;

     o commence any voluntary case or other proceeding seeking dissolution, liquidation or reorganization or other relief with respect to us or its debts under any bankruptcy law now or hereafter in effect; or

     o take any action contrary to the preservation and maintenance of our existence, rights, franchises and privileges as a limited partnership under the laws of the State of Delaware.

     Duties, Indemnification and Compensation

Except as set forth in the limited partnership agreement, the duties and liabilities of Verizon Wireless of Georgia are limited to the fullest extent permitted by applicable law. We will indemnify Verizon Wireless of Georgia for any liability or damage incurred in relation to any action performed or omitted to be performed in connection with our business, except for any liability resulting from fraud, bad faith or willful misconduct of Verizon Wireless of Georgia.

Verizon Wireless of Georgia will not receive general compensation for its services as the managing general partner. However, Verizon Wireless of Georgia will be reimbursed for any out-of-pocket expenses reasonably incurred by it on our behalf. Verizon Wireless of Georgia and its affiliates may provide services to us and charge us for such services, subject to certain conditions set forth in the Limited Partnership Agreement.

      Transfer Restrictions

Pursuant to the limited partnership agreement, subject to certain specified conditions, Verizon Wireless of Georgia may at any time transfer all but not less than all of its interest in us to an affiliate of Cellco. In addition, Verizon Wireless Acquisition South may at any time transfer all or any portion of its interest in us to an affiliate of Cellco.

PCW (or a permitted transferee thereof) may at any time, with the prior written consent of Verizon Wireless of Georgia (which consent shall not be unreasonably withheld), grant a pledge of all but not less than all of its interest in us to any bank or other financial institution of recognized standing in connection with a bona fide financing transaction. In addition, such interest may, upon default under such financing transaction, be transferred to the pledgee or another third party as a result of a foreclosure sale under the Uniform Commercial Code or the exercise of other remedies in connection with such pledge.

PCW may at any time transfer all but not less than all of its interest to Price Communications or another subsidiary of Price Communications in connection with a liquidation or merger with such entity.

     Books and Records

We will keep adequate books and records at its principal place of business and any partner or its designated representative shall have, at any reasonable time, access to such books and records.

Pursuant to the limited partnership agreement, PCW will be entitled to receive our audited financial statements, unaudited quarterly and monthly financial statements, and projected financial statements.

      Dissolution Events

Under the terms of the limited partnership agreement, we dissolve and commence liquidation upon the occurrence of any of the following events:

     o the unanimous vote of the partners to dissolve, wind up and liquidate us;

     o    the involuntary bankruptcy of Verizon Wireless of Georgia;

     o the happening of any event that makes it unlawful or impossible to carry on our business; or

     o the withdrawal or removal of Verizon Wireless of Georgia, the assignment by Verizon Wireless of Georgia of its entire interest in us (other than a transfer to a Cellco affiliate) or any other event that causes Verizon Wireless of Georgia to cease to be a general partner under the Delaware Revised Uniform Limited Partnership Act.

The limited partnership agreement provides that, in the event of Verizon Wireless of Georgia's involuntary bankruptcy or withdrawal or removal, or an assignment by Verizon Wireless of Georgia of its entire interest (other than to a Cellco affiliate), we may be continued or reconstituted if within a specified period all remaining partners agree in writing to continue our business and to appoint a new general partner, failing which Price Communications may elect within an additional specified period to reconstitute us and continue our business by forming a new limited partnership (without Verizon Wireless Acquisition South) and having as a general partner a person elected by Price Communications. Unless such an election is made within 180 days after the dissolution event, we shall wind up our affairs. If such an election is made within 180 days of the dissolution event, then the reconstituted limited partnership shall continue until the occurrence of a dissolution event as set forth above.

      Winding Up

The limited partnership agreement provides that, within 90 days of the dissolution event, Verizon Wireless of Georgia or a person elected by the limited partners shall take full account of the partnership's liabilities and assets, and shall cause the proceeds from the sale thereof, to be applied and distributed in the following order:

     o first, to the payment and discharge of all of the partnership's debts and liabilities to creditors other than Verizon Wireless of Georgia, and other than liabilities for distributions to partners;

     o second, to the payment and discharge of all of the partnership's debts and liabilities to Verizon Wireless of Georgia, other than liabilities for distributions to partners; and

     o the balance, if any, to the partners in accordance with their capital accounts, after giving effect to all contributions, distributions and allocations for all periods.

     Managing General Partner Breach

The limited partnership agreement provides that, in the event of any breach by Verizon Wireless of Georgia of any of its obligations under the provisions of the limited partnership agreement requiring approval of the management committee (as described under "Management of Verizon Wireless of the East " above), PCW's sole remedy shall be damages.

Verizon Wireless Acquisition South has agreed to guarantee to PCW payment of all obligations of Verizon Wireless of Georgia to PCW in connection with any breach by Verizon Wireless of Georgia of any of its obligations under the limited partnership agreement.

The Exchange Agreement

The following is a brief summary of certain provisions of the exchange agreement. The summary is qualified in its entirety by reference to the complete text of the exchange agreement, which is incorporated by reference and previously filed as an exhibit with the SEC.

     General

Pursuant to the terms of the exchange agreement, PCW's preferred interest is exchangeable for the Cellco IPO Entity common stock or Verizon Communications common stock in the circumstances described below.

     Exchange for Cellco IPO Entity Common Stock

Under the terms of the exchange agreement, following completion of an underwritten initial public offering by the Cellco IPO Entity, pursuant to which the issuer receives gross proceeds of at least $4 billion and partnership units in Cellco representing at least 4% of the total outstanding partnership units in Cellco, PCW may elect at any time during the 60-day period immediately following the later of (1) the first anniversary of the asset contribution and
(2) the date of such public offering, to exchange the preferred interest for Cellco IPO Entity common stock.

The number of shares of Cellco IPO Entity common stock issuable to PCW upon an exchange of the preferred interest pursuant to the exchange agreement is equal to the amount of PCW's capital account as of the date of the exchange divided by the price at which such common stock is offered to the public in the initial public offering.

Under the terms of the exchange agreement, the obligation of each of PCW and the Cellco IPO Entity to consummate an exchange of the preferred interest for the Cellco IPO entity common stock is subject to the following conditions:

     o approval of such exchange by the shareholders of Price Communications shall have been obtained;

     o the registration statement under which such common stock is to be issued is effective;

     o any applicable waiting period under the Hart-Scott-Rodino Act shall have expired or been terminated; and

     o no applicable law, judgment or injunction shall prohibit the exchange.

The obligation of the Cellco IPO Entity to consummate such an exchange is subject to the following additional conditions:

     o subject to certain exceptions, the Cellco IPO Entity shall have received a favorable opinion of a third party as to the solvency of Price Communications and its subsidiaries;

     o Price Communications and its subsidiaries shall have performed in all material respects their obligations under the exchange agreement, and their representations and warranties shall be true at the time of the closing of the exchange (except as would not have a material adverse effect or prevent the exchange); and

     o Price Communications shall have received an order from the SEC exempting it from the Investment Company Act of 1940, or shall be in compliance with the Investment Company Act. Although the exchange agreement does not specify alternative means of being in compliance with the Investment Company Act, these means would include, without limitation, (1) being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading securities and (2) complying with the "safe harbor" for "transient investment companies" provided by Rule 3a-2 under the Investment Company Act.

The obligation of Price Communications and its subsidiaries to consummate such an exchange is subject to the following additional conditions:

     o the Cellco IPO Entity shall have performed in all material respects its obligations under the exchange agreement, and its representations and warranties shall be true at the time of the closing of the exchange (except as would not have a material adverse effect or prevent the exchange); and

     o the shares of common stock to be issued in the exchange shall have been approved for listing or quotation.

     Exchange for Verizon Communications Common Stock

     Mandatory Exchange

Pursuant to the exchange agreement, the preferred interest will be mandatorily exchanged for Verizon Communications common stock upon the occurrence of any of the following events:

     o the fourth anniversary of the asset contribution, if a qualifying initial public offering of the Cellco IPO Entity common stock is not completed prior to such anniversary;

     o the fourth anniversary of the asset contribution (or, in certain circumstances, up to 180 days thereafter), if a qualifying initial public offering of Cellco IPO Entity common stock is completed prior to such anniversary and PCW elects to exchange the preferred interest for Cellco IPO Entity common stock, but thereafter revokes such election because such exchange does not occur within a year (or, if earlier, 180 days after the fourth anniversary of the asset contribution) solely as a result of a breach by the Cellco IPO Entity of any of its obligations under the exchange agreement;

     o the fourth anniversary of the exercise by PCW of its option to exchange the preferred interest for Cellco IPO Entity common stock, if a qualifying initial public offering of the Cellco IPO Entity common stock is completed prior to the fourth anniversary of the asset contribution and PCW elects to exchange the preferred interest for Cellco IPO Entity common stock, but such exchange does not occur within four years of such election and such failure is not a result of a failure of either party to perform its obligations under the exchange agreement; or

     o the tenth anniversary of the asset contribution, if the preferred interest has not been exchanged for Verizon Communications common stock or Cellco IPO Entity common stock by such anniversary.

The number of shares of Verizon Communications common stock issuable to PCW pursuant to a mandatory exchange occurring as a result of any of the events specified in the first three bullets above is equal to the amount of PCW's capital account as of the date of the exchange divided by the trailing 20-day average closing price of Verizon Communications common stock as of the date of the exchange, provided that such price shall not be less than $40 or more than $74.

The number of shares of Verizon Communications common stock issuable to PCW pursuant to a mandatory exchange occurring as a result of the event specified in the fourth bullet above is equal to the amount of PCW's capital account as of the date of the exchange divided by the greater of the trailing 20-day average closing price of Verizon Communications common stock as of the date of the exchange and $55.30.

The minimum prices of $40 and, in certain circumstances, $55.30 may result in Price Communications receiving shares of Verizon Communications common stock with a value, which is substantially less than the value of its capital account immediately prior to the exchange.

The number of shares of Verizon Communications common stock issuable pursuant to a mandatory exchange is subject to customary anti-dilution provisions.

     Optional Exchange

Pursuant to the exchange agreement, the preferred interest will be exchanged for Verizon Communications common stock at the option of Verizon Communications upon the occurrence of any of the following events:

     o after a qualifying initial public offering of Cellco IPO Entity common stock has been completed and the second anniversary of the asset contribution has occurred, PCW either has not elected to exchange the preferred interest into Cellco IPO Entity common stock or has revoked such election;

     o a third party acquires voting securities of Price Communications representing more than 30% of the total voting power of all such securities (provided Verizon Communications must exercise its option to exchange within four years of such acquisition); or

     o the preferred interest is transferred to a secured lender of Price Communications or its subsidiaries as a result of a default under a financing transaction.

In the event that Verizon Communications elects to cause an exchange of the preferred interest as a result of the occurrence of a revocation specified in the first bullet above or any of the events specified in the second and third bullets above, the number of shares of Verizon Communications common stock issuable upon such an exchange is equal to the amount of PCW's capital account as of the date of the exchange divided by the trailing 20-day average closing price of Verizon Communications common stock as of the date of the exchange, provided that such price shall not be less than $40 or more than $74.

In the event that Verizon Communications elects to cause an exchange of the preferred interest as a result of PCW not exercising its option to exchange for Cellco IPO Entity common stock as specified in the first bullet above, the number of shares of Verizon Communications common stock issuable upon such an exchange is equal to the amount of PCW's capital account as of the date of the exchange divided by the greater of the trailing 20-day average closing price of Verizon Communications common stock as of the date of the exchange and $55.30.

As mentioned under "Mandatory Exchange" above, the minimum prices of $40 and, in certain circumstances, $55.30 may result in Price Communications receiving shares of Verizon Communications common stock with a value which is substantially less than the value of its capital account immediately prior to the exchange.

The number of shares of Verizon Communications common stock issuable pursuant to an optional exchange is subject to customary anti-dilution provisions.

     Conditions to a Mandatory Exchange or an Optional Exchange

Under the terms of the exchange agreement, the obligation of each of PCW and Verizon Communications to consummate an exchange of the preferred interest for common stock of Verizon Communications is subject to the following conditions:

     o consummation of the transactions contemplated by the transaction agreement;

     o the registration statement under which such common stock is to be issued is effective;

     o any applicable waiting period under the Hart-Scott-Rodino Act shall have expired or been terminated; and

     o no applicable law, judgment or injunction shall prohibit the exchange.

The obligation of Verizon Communications to consummate such an exchange is subject to the following additional conditions:

     o subject to certain exceptions, Verizon Communications shall have received a favorable opinion of a third party as to the solvency of Price Communications and its subsidiaries;

     o Price Communications and its subsidiaries shall have performed in all material respects their obligations under the exchange agreement, and their representations and warranties shall be true at the time of the closing of the exchange (except as would not have a material adverse effect or prevent the exchange); and

     o Price Communications shall have received an order from the SEC exempting it from the Investment Company Act of 1940, or shall be in compliance with the Investment Company Act. Although the exchange agreement does not specify alternative means of being in compliance with the Investment Company Act, these means would include, without limitation, (1) being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading securities and (2) complying with the "safe harbor" for "transient investment companies" provided by Rule 3a-2 under the Investment Company Act.

The obligation of Price Communications and its subsidiaries to consummate such an exchange is subject to the following additional conditions:

     o Verizon Communications shall have performed in all material respects its obligations under the exchange agreement, and its representations and warranties shall be true at the time of the closing of the exchange (except as would not have a material adverse effect or prevent the exchange); and

     o The shares of Verizon Communications common stock to be issued in the exchange shall have been approved for listing or quotation.

     Revaluation of Assets and Liabilities

Under the terms of the exchange agreement, PCW is entitled to elect that, effective upon an exchange of the preferred interest for Cellco Entity IPO common stock or Verizon Communications common stock, all our assets and liabilities be revalued at their current market values and, solely for the purposes of determining the number of shares of such stock issuable upon the exchange, any unrealized gain or loss resulting from such revaluation be allocated to the capital accounts of our partners in accordance with the terms of the limited partnership agreement as if it were an item of profit or loss (see "The Limited Partnership Agreement--Profit and Loss Allocation").

     Representations and Warranties

The exchange agreement contains a number of reciprocal representations and warranties of the Verizon Wireless, Inc., Verizon Communications and Price Communications as to, among other things, due incorporation and good standing, corporate authority to enter into the exchange agreement and to perform the transactions contemplated thereby, required actions and filings with government entities, absence of conflicts with organizational documents and material agreements, litigation and SEC filings.

Many of these representations and warranties are qualified by materiality and all such representations and warranties survive an exchange for a period of 18 months.

     Principal Covenants

     Shareholders Meeting

Under the terms of the exchange agreement, in the event that Price Communications elects to exchange the preferred interest for Cellco IPO Entity common stock, Price Communications will call and hold a meeting of its shareholders for purposes of voting on and approving such an exchange.

     Shelf Registration Statement

Verizon Communications and Verizon Wireless Inc. have agreed to file with the SEC and to use their reasonable best efforts to cause to be declared effective a registration statement relating to the shares of Verizon Communications common stock or Cellco IPO Entity common stock, as the case may be, to be issued to PCW pursuant to an exchange.

Verizon Communications and Verizon Wireless Inc. have agreed to use their best efforts to keep such registration statement continuously effective until one year after the receipt of the shares by PCW or when all such shares have been sold or become freely saleable under the Securities and Exchange Act of 1933.

     Substitute Issuer

Cellco has agreed that, if a public offering of shares of common voting stock of a corporation other than Verizon Wireless Inc. occurs, and such offering otherwise meets the requirements set forth in the exchange agreement for a qualifying initial public offering, it will take all appropriate actions to cause such corporation to perform the obligations of Verizon Wireless Inc. under the exchange agreement.

     Litigation Indemnification

Price Communications has agreed to indemnify Verizon Wireless Inc., Verizon Communications and their respective affiliates against any damages incurred after consummation of an exchange arising out of any action, suit, investigation or proceeding which challenges or seeks to enjoin, alter or materially delay the transactions contemplated by the exchange agreement or the lock-up agreements.

     Investment Company Act of 1940

Price Communications has agreed to use its reasonable best efforts, prior to consummation of an exchange, to obtain an order from the SEC exempting it from all provisions, rules and regulations of the Investment Company Act of 1940, or to otherwise take such actions as are necessary to comply with all such provisions, rules and regulations. Although the exchange agreement does not specify alternative means of being in compliance with the Investment Company Act, these means would include, without limitation, (1) being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading securities and (2) complying with the "safe harbor" for "transient investment companies" provided by Rule 3a-2 under the Investment Company Act.

     Solvency Certificate

Under the terms of the exchange agreement, Price Communications has the right to cause Verizon Wireless Inc. and Verizon Communications to waive the condition to consummation of an exchange requiring that Verizon Wireless Inc. or Verizon

Communications, as the case may be, receive a favorable opinion of a third party as to the solvency of Price Communications and its subsidiaries.

Price Communications has agreed that if it exercises its right to cause a waiver of the above condition, it will not make a distribution to its shareholders, whether by means of liquidation, dividend or otherwise, of any shares of the Cellco IPO Entity or Verizon Communications received by it upon an exchange.

Lock-up Agreements

In connection with the proposed transactions, Price Communications has entered into separate lock-up agreements with Verizon Communications and Verizon Wireless Inc. with respect to receipt of the shares of either entity pursuant to the exchange agreement.

The lock-up agreements provide that, after receipt of shares of Cellco IPO Entity common stock or Verizon Communications common stock, until the lock-up release date (as defined below), neither Price Communications nor any permitted transferee or pledgee may (1) directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of any shares received in exchange for the preferred interest, or file any registration statement under the Securities Act of 1933, as amended, with respect to any of the foregoing or (2) enter into any swap or any other agreement or any transaction that has substantially the same effect as a transaction described in (1), or that transfers, in whole or in part, directly or indirectly, a substantial portion of the economic consequence of ownership of the shares.

With respect to the Cellco IPO Entity common stock, the lock-up release date is 270 days after the later of (1) a qualifying initial public offering of such stock and (2) the first anniversary of the asset contribution; provided that the lock-up release date must be at least 180 days after an exchange of the preferred interest for the shares of Cellco IPO Entity common stock. With respect to Verizon Communications common stock, the lock-up release date is 270 days after an exchange of the preferred interest for the shares of Verizon Communications common stock.

On and after the lock-up release date until the fifth anniversary of the exchange of the preferred interest for shares, Price Communications and its permitted transferees are not permitted to transfer, on any particular day, a number of such shares in excess of 25% of the average daily trading volume for the prior 10 consecutive trading day period of Cellco IPO Entity common stock or Verizon Communications common stock, as the case may be. However, during such period, Price Communications is permitted to:

     o engage in a public underwritten or non-underwritten offering of shares of Cellco IPO Entity common stock or Verizon Communications common stock, as the case may be (reasonably acceptable to the issuer); and

     o distribute all or a portion of the shares to the shareholders of Price Communications at any time after five business days prior to the first anniversary of an exchange of the preferred interest for shares.

Furthermore, Price Communications or any permitted transferee or pledgee may engage in any of the following transactions prior to or after the lock-up release date:

     o    transfers of up to $30 million of common stock in the aggregate;

     o    certain intercompany transfers;

     o    a pledge of shares pursuant to a financing transaction; and

     o a private negotiated sale of all of the shares to a purchaser that agrees in writing to be subject to the restrictions contained in the lock-up agreement.

Orange County - Poughkeepsie Limited Partnership Agreement

     General

Pursuant to the transaction agreement, among the assets Cellco and its subsidiaries contributed to us was an aggregate 85% partnership interest (which includes the entire general partner interest) in Orange County-Poughkeepsie Limited Partnership ("OCP") established pursuant to the Agreement Establishing Orange County-Poughkeepsie Limited Partnership, as amended, among NYNEX Mobile Limited Partnership 2 as general partner and a limited partner, and Taconic Telephone Corporation and Warwick Valley Telephone Company as limited partners (the "OCP Agreement"). The following is a brief summary of certain provisions of the OCP Agreement:

     Purpose of OCP

The OCP Agreement provides that the purpose of OCP is to fund, establish and provide cellular service at the wholesale level.

     Management and Operations

The OCP Agreement provides that the general partner is responsible for obtaining interconnection with the landline network, operating and maintaining the cellular service system of the partnership and marketing cellular service. The general partner is required to provide or arrange to have provided management and accounting services to OCP, and is entitled to be reimbursed monthly for any reasonable and necessary expenses incurred on behalf of OCP plus reasonable administrative and general overhead expenses. The general partner is not entitled to any profit in rendering the foregoing services.

     Allocations and Distributions

Pursuant to the OCP Agreement, any capital contributions or distributions of property are credited or charged to the capital accounts of the partners at fair market value. Except for certain limited exceptions, interest is not payable on a partner's capital contributions or on its capital account.

The net income and net losses of OCP for each fiscal year are allocated to the partners in proportion to their respective partnership interests. In addition, funds of OCP from all sources, less appropriate reserves deemed by the general partner to be reasonably necessary for future administrative and operating expenses, loan payments and other costs and expenses and contingencies, are distributed on a fiscal quarterly basis. Each such distribution is made to the partners in proportion to the daily weighted average of their respective partnership interests as in effect during the relevant quarterly time period.

     Rights and Powers of OCP, General Partner and Limited Partners

The OCP Agreement provides that OCP, and the general partner on behalf of OCP, is empowered to do or cause to be done any and all acts reasonably deemed by the general partner to be necessary or appropriate in furtherance of the purposes of OCP, including the power and authority to enter into and perform contracts and agreements, borrow from banks and other lenders, invest such funds temporarily not required for partnership purposes, and to carry on any other activities necessary or in connection with any of the foregoing.

In addition, the general partner is vested with the power to manage, supervise and conduct the affairs of OCP, incur obligations on behalf of OCP, execute instruments, increase the coverage area of OCP's cellular service or apply for regulatory approval to expand such coverage area. The general partner is also empowered to apply to the FCC on behalf of OCP for permits and licenses to provide cellular service within certain specified service areas. The general partner may not enter into contracts for resale of cellular service between OCP and the general partner or its affiliates unless such contracts are on a arms-length basis and contain prices, terms and conditions equivalent to those of any agreements between OCP and other resellers of cellular service.

Each limited partner is granted certain specific rights, including the right to inspect and copy the books and records of OCP, to audit the books and accounting of OCP, and to meet and consult with representatives of the general partner as to the operations of the partnership. Each limited partner also has the right to consent to the addition of additional limited partners.

     Obligations of General Partner

Under the terms of the OCP Agreement, the general partner has the duty to at all times act in the best interest of the partnership and to use its best efforts to cause OCP to observe and perform its obligations under all agreements and undertakings made by the partnership. The OCP Agreement does not, however, preclude any partner or its affiliates from reselling cellular service or selling or leasing terminal equipment used in connection with cellular service independently from OCP, provided the general partner or any such affiliate is not staffed or funded by OCP in connection with such activities.

     Transfer of General Partner Interest

Pursuant to the OCP Agreement, subject to certain limited conditions, the limited partners have consented to the transfer by the general partner of its interest in OCP to any of its affiliates.

     Dissolution and Termination

The OCP Agreement provides that OCP will dissolve and terminate if (among other events):

     o certain FCC cellular orders are changed in a way which materially adversely impacts OCP's ability to conduct its business;

     o    OCP is denied satisfactory regulatory approvals;

     o the partners unanimously agree to dissolve and terminate OCP and receive any required approvals for such dissolution and termination; or

     o the general partner withdraws other than by a permitted assignment or sale.

     Distributions upon Dissolution

Upon dissolution of OCP, the general partner shall proceed to liquidate the partnership and apply the proceeds or distribute partnership assets in the following order of priority:

     o to creditors, including partners who are creditors, in satisfaction of liabilities of the partnership (other than liabilities for distributions to partners);

     o to the establishment of any reserve which the general partner may deem reasonably necessary for contingent or unforeseen liabilities or obligations of OCP;

     o to partners and former partners in satisfaction of liabilities for distributions; and

     o to the partners, first for the return of their capital accounts in proportion to their respective capital accounts at the time of dissolution, with any remaining assets being distributed in proportion to their respective partnership interests on the date of dissolution.

     Exculpation and Indemnification

Under the terms of the OCP Agreement, the general partner is not liable for any loss to OCP or the limited partners by reason of any act or failure to act unless the general partner is guilty of willful misconduct or gross negligence.

In addition, OCP has agreed to indemnify the general partner against any loss or damage incurred by the general partner (including legal expenses) by reason of any acts performed or not performed by the general partner for and on behalf of the partnership, unless the general partner was guilty of willful misconduct or gross negligence. The general partner has agreed to indemnify OCP against any damages incurred by reason of the general partner's willful misconduct or gross negligence.

Cellco Covenant Not To Compete

Under the terms of the transaction agreement, Cellco and its subsidiaries have agreed that, until the earlier to occur of (1) the end of the 60-day period during which PCW is entitled to elect to exchange the preferred interest for common stock of an entity whose sole asset is an interest in Cellco and (2) the date on which PCW or its subsidiaries no longer have a partnership interest in us, they shall not (other than through us):

     o engage in the mobile wireless business in any of the areas in which the PCW business formerly operated; or

     o engage in the business of providing cellular service at the wholesale level in Orange County, New York or Poughkeepsie, New York.

Notwithstanding this restriction, however, Cellco or its subsidiaries may acquire and retain a business that includes any of the above competing businesses if (1) the competing business represents less than 10% of the sales of the acquired business, (2) the competing business is contributed to us, (3) contribution of the competing business to us requires the approval of PCW and PCW fails to provide such approval, or (4) the competing business is disposed of within one year.

Financing Arrangements

At the closing of the asset contribution, Cellco issued and contributed to us a note receivable for the principal sum of $500 million (which accrues interest at an annual fixed rate of 6.14%). Both interest and principal are payable on demand. As of

December 31, 2002, the note receivable balance amounted to $512 million and was recorded in a contra partners' capital account similar to a stock subscription receivable.

At the closing of the asset contribution, we obtained a $350 million term note from Verizon Investments Inc., a wholly-owned subsidiary of Verizon Communications, to partially fund a covenant defeasance and redemption with respect to PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006. The term note bears interest at a fixed rate of approximately 8.9% per year. It matures the earlier of February 15, 2007 or six months following the occurrence of certain specified events.

Distributions

According to our limited partnership agreement, we are required to make cash distributions on a quarterly basis to PCW of an amount equal to 50% of its preferred return for the quarter. In 2002, we made a cash distribution of approximately $2 million to PCW.

Under the OCP Agreement, the general partner is required to distribute quarterly the funds of OCP from all sources, less appropriate reserves deemed by it to be reasonably necessary for future administrative and operating expenses, loan payments and other costs and expenses and contingencies. In 2002, the general partner made cash distributions on behalf of OCP of approximately $80 million to the partners of OCP. We became the general partner of OCP on August 15, 2002.

Services Provided by Verizon Communications

     Direct Telecommunication and Data Processing

We incurred direct telecommunication charges of $302 thousand, $335 thousand and $555 thousand for the years ended December 31, 2002, 2001 and 2000, respectively, for services provided by subsidiaries and affiliates of Verizon Communications including, but not limited to the following services: telephone, network interconnection, switching and directory assistance.

Services Provided to Cellco

     Revenues

     Wholesale Agreement

We have a wholesale agreement with Cellco for reselling wireless services in the Orange County and Poughkeepsie New York markets. The OCP Agreement permits the resale of wireless services by an affiliate of the general partner, providing that the contract between OCP and such affiliate is on an arms-length basis and on prices, terms and conditions equivalent to the prices, terms and conditions of any other such agreements between OCP and other resellers. We are re-evaluating the current wholesale rates we charge Cellco and expect these rates to be reduced consistent with market trends and the terms of the OCP Agreement. For the years ended December 31, 2002, 2001 and 2000, in the normal course of business, we recorded revenues related to reseller transactions with Cellco of $65 million, $46 million and $34 million, respectively.

     Roaming Revenues

In addition, we recorded roaming revenues related to transactions with Cellco of $46 million, $31 million and $19 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Services Provided by Cellco

     Network and Roaming

We incurred allocated network costs and incollect roaming charges related to transactions with Cellco of $1 million, $3 million and $2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     General Services

We are allocated expenses from Cellco, for the provision of general management and administrative services, including but not limited to payroll, accounts payable, legal management, tax, accounting, procurement, inventory management, real estate and information technology services. We incurred total charges of approximately $23 million, $3 million and $3 million for the years ended December 31, 2002, 2001 and 2000, respectively for general management and administrative services. Cellco estimates these allocations based primarily on, but not limited to, our historical minutes of use, our subscriber base, and the number of our gross additions as a percent of Cellco's total. We believe these allocations are reasonable.

     Switch-Sharing Agreement

In March 1999, we entered into a switch sharing agreement with Cellco for use of the North Greenbush switch in Albany, New York, a wholly-owned market of Cellco. The initial term of the agreement was a period of two years and automatically renews for subsequent six-month terms unless either party provides at least 90 days prior written notice to the other party to terminate this agreement. The fees are based on a per minute tiered rate based on our cumulative switch usage. We incurred switch-sharing costs of $5 million, $4 million and $4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Cell Site Revenue Sharing Agreement

In July 1994, we entered into an agreement with Cellco for a shared cell site in Catskills, New York, a wholly-owned market of Cellco. The cell site is jointly licensed. In addition, we shared the cost of construction of the cell site. The revenues, net of cost, are allocated based on a sharing ratio of 43% of the minutes of use generated on this site. For the years ended December 31, 2002, 2001 and 2000, in the normal course of business, we recorded revenues related to transactions with Cellco of $3 million, $2 million and $1 million, respectively.


Item 14.  Controls and Procedures
-------------------------------------------------------------------------------

(a) Evaluation of disclosure controls and procedures.

Cellco Partnership's chief executive officer and chief financial officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"). They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.


PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------------

(a)  Documents filed as part of this report:

                                                                           Page
                                                                           ----

     (1)  Verizon Wireless of the East LP

          Reports of Independent Auditors                                   42

          Consolidated Balance Sheets                                       44

          Consolidated Statements of Operations                             45

          Consolidated Statements of Cash Flows                             46

          Consolidated Statements of Changes in Partners' Capital           47

          Notes to Consolidated Financial Statements                        48

     (2)  Financial Statement Schedule

          Reports of Independent Auditors                                   57

          II - Valuation and Qualifying Accounts for each of the
          three years in the period ended December 31, 2002                 59

     (3)  Exhibits

          Exhibit Number

              4.1           Amended and restated Agreement of Limited
                            Partnership dated as of August 15, 2002 among
                            Verizon Wireless of Georgia LLC, Verizon Wireless
                            Acquisition South LLC and Price Communications
                            Wireless, Inc. (previously filed as an exhibit to
                            the Registrant's Form 8-K filed on August 26, 2002
                            and incorporated by reference herein).
              4.2           Promissory Note dated August 15, 2002 made by
                            Verizon Wireless of the East LP and payable to
                            Verizon Investments Inc. in the principal amount of
                            $350 million. (previously filed as an exhibit to
                            the Registrant's Form 8-K filed on August 26, 2002
                            and incorporated by reference herein).
              10.1          Transaction Agreement dated December 18, 2001 among
                            Price Communications Corporation, Price
                            Communications Cellular Inc., Price Communications
                            Cellular Holdings, Inc., Price Communications
                            Wireless, Inc., Cellco Partnership and Verizon
                            Wireless of the East LP (previously filed as an
                            exhibit to the Registrant's Registration Statement
                            on Form S-4 filed on May 31, 2002 (No. 333-82408
                            and 333-82408-01) and incorporated by reference
                            herein).
              10.2          Amendment No. 1 to the Transaction Agreement dated
                            April 15, 2002 among Price Communications
                            Corporation, Price Communications Cellular Inc.,
                            Price Communications Cellular Holdings, Inc., Price
                            Communications Wireless, Inc. Cellco Partnership
                            and Verizon Wireless of the East LP (previously
                            filed as an exhibit to the Registrant's
                            Registration Statement on Form S-4 filed on May 31,
                            2002 (No. 333-82408 and 333-82408-01) and
                            incorporated by reference herein).
              10.3          Letter Agreement dated July 16, 2002 among Price
                            Communications Corporation, Price Communications
                            Cellular Inc., Price Communications Cellular
                            Holdings, Inc., Price Communications Wireless, Inc.
                            Cellco Partnership and Verizon Wireless of the East
                            LP, amending the Transaction Agreement (previously
                            filed as an exhibit to the Registrant's
                            Registration Statement on Form 10-Q filed on August
                            14, 2002 and incorporated by reference herein).
              10.4          Letter Agreement dated August 9, 2002 among Price
                            Communications Corporation, Price Communications
                            Cellular Inc., Price Communications Cellular
                            Holdings, Inc., Price Communications Wireless,
                            Inc., Verizon Communications Inc., Verizon Wireless
                            Inc., Cellco Partnership and Verizon Wireless of
                            the East LP and Verizon Communications Inc.,
                            amending the Transaction Agreement and the Exchange
                            Agreement (previously filed as an exhibit to the
                            Registrant's Registration Statement on Form 10-Q
                            filed on August 14, 2002 and incorporated by
                            reference herein).
              10.5          Closing Letter Agreement dated August 15, 2002
                            among Price Communications Corporation, Price
                            Communications Cellular Inc., Price Communications
                            Cellular Holdings, Inc., Price Communications
                            Wireless, Inc., Cellco Partnership and Verizon
                            Wireless of the East LP, amending the Transaction
                            Agreement (previously filed as an exhibit to the
                            Registrant's Form 8-K filed on August 26, 2002).
              10.6          Exchange Agreement dated as of December 18, 2001
                            among Price Communications Corporation, Price
                            Communications Cellular Inc., Price Communications
                            Cellular Holdings, Inc., Price Communications
                            Wireless, Inc., Verizon Communications Inc.,
                            Verizon Wireless Inc., Cellco Partnership and
                            Verizon Wireless of the East LP (previously filed
                            as an exhibit to the Registrant's Registration
                            Statement on Form S-4 filed on May 31, 2002 (No.
                            333-82408 and 333-82408-01) and incorporated by
                            reference herein).
              21            Subsidiaries of Verizon Wireless of the East LP.
              24            Powers of Attorney.
              99.1          Section 906 Certification of the Chief Executive
                            Officer
              99.2          Section 906 Certification of the Chief Financial
                            Officer

(b)  Current Reports on Form 8-K filed during the quarter ended December 31,
     2002:

     On November 12, 2002, we filed a Form 8-K under Item 9 providing the certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

INDEPENDENT AUDITORS' REPORT


To the Partners of Verizon Wireless of the East LP

We have audited the accompanying consolidated balance sheets of Verizon Wireless of the East LP (the "Partnership") as of December 31, 2002 and 2001 and the related consolidated statements of operations, partners' capital and cash flows for each of the two years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
New York, New York
February 25, 2003

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Verizon Wireless of the East LP:

In our opinion, the accompanying consolidated statements of operations, partners' capital, and cash flows present fairly, in all material respects, the results of operations and cash flows of Verizon Wireless of the East LP (the "Partnership") for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
New York, New York
April 20, 2001

                         Verizon Wireless of the East LP
                           Consolidated Balance Sheets


(Dollars in Thousands)
DECEMBER 31,                                                           2002         2001(a)
-------------------------------------------------------------  --------------   --------------
Assets
Current assets
  Accounts receivable, net of allowances of $3,394 and $0      $       10,797   $          495
  Unbilled revenue                                                      4,902            1,545
  Other receivables                                                       125                -
  Due from affiliates                                                       -           18,075
  Prepaid expenses and other current assets                             2,054              137
                                                               --------------   --------------
  Total current assets                                                 17,878           20,252


Property, plant and equipment, net                                    166,863           26,057
Wireless licenses                                                   1,639,918                -
Other intangibles, net                                                 47,439                -
Deferred charges and other assets, net                                      2                5
                                                               --------------   --------------
Total assets                                                   $    1,872,100   $       46,314
                                                               ==============   ==============

Liabilities and Partners' Capital
Current liabilities
  Accounts payable and accrued liabilities                     $       61,338   $          334
  Advance billings                                                      7,821              196
  Due to affiliates                                                    17,896                -
  Other current liabilities                                             1,260                -
                                                               --------------   --------------
  Total current liabilities                                            88,315              530

Note payable to affiliates                                            350,000                -
                                                               --------------   --------------
Total liabilities                                                     438,315              530

Minority interests                                                      9,471            6,866
Commitments and contingencies (see Note 10)
Limited partner-preferred interest                                  1,123,478                -
Partners' capital
  Limited partner                                                     290,108           38,915
  General partner                                                      10,728                3
                                                               --------------   --------------
Total partners' capital                                             1,424,314           38,918
                                                               --------------   --------------
Total liabilities and partners' capital                        $    1,872,100   $       46,314
                                                               ==============   ==============

----------
(a) Verizon Wireless of the East LP's historical financial statements for the prior period substantially represent the financial results of Orange County-Poughkeepsie Limited Partnership, as the Predecessor to Verizon Wireless of the East LP.


See Notes to Consolidated Financial Statements

                         Verizon Wireless of the East LP
                      Consolidated Statements of Operations


(Dollars in Thousands)
FOR THE YEARS ENDED DECEMBER 31,                                            2002          2001(a)          2000(a)
--------------------------------------------------------------------  ------------    -------------     ------------
Operating Revenue
Service revenue                                                       $    200,938    $      79,988     $     56,360
Equipment and other                                                          8,045            1,964            1,318
                                                                      ------------    -------------     ------------
Total operating revenue                                                    208,983           81,952           57,678
                                                                      ------------    -------------     ------------
Operating Costs and Expenses
Cost of service (excluding depreciation and amortization related
  to network assets included below)                                         36,638            9,691            8,864
Cost of equipment                                                            9,784                -                -
Selling, general and administrative                                         49,423            2,625            2,100
Depreciation and amortization                                               15,006            3,583            3,077
Sales of assets, net                                                            (2)               -                -
                                                                      ------------    -------------     ------------
Total operating costs and expenses                                         110,849           15,899           14,041
                                                                      ------------    -------------     ------------

Operating Income                                                            98,134           66,053           43,637

Other Income (Expenses)
Interest income, net                                                         1,358            1,167            1,264
Minority interests                                                         (14,606)         (10,082)          (6,736)
                                                                      ------------    -------------     ------------
Net Income                                                            $     84,886    $      57,138     $     38,165
                                                                      ============    =============     ============

Allocation of Net Income:
  Limited partner - preferred interest                                $     12,380    $           -     $          -
  Limited partner (Predecessor)                                       $     71,781    $      57,138     $     38,165
  General partner                                                     $        725    $           -     $          -

----------
(a) Verizon Wireless of the East LP's historical financial statements for the prior periods substantially represent the financial results of Orange County-Poughkeepsie Limited Partnership, as the Predecessor to Verizon Wireless of the East LP.


    See Notes to Consolidated Financial Statements

                         Verizon Wireless of the East LP
                      Consolidated Statements of Cash Flows

(Dollars in Thousands)
FOR THE YEARS ENDED DECEMBER 31,                                       2002           2001(a)          2000(a)
--------------------------------------------------------------   -------------   -------------    -------------
Cash Flows from Operating Activities
Net income                                                       $     84,886    $      57,138    $      38,165
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation and amortization                                     15,006            3,583            3,077
     Minority interests                                                14,606           10,082            6,736
     Net gain on disposal of property, plant and equipment                 (2)               -                -
     Provision for losses on account receivable, net of                 3,115                -                -
       recoveries
     Changes in certain assets and liabilities (net of the
       effects of purchased business):
        Unbilled revenue and receivables, net                          (2,640)           1,331           (1,442)
        Prepaid expenses and other current assets                       1,043              (30)              10
        Deferred charges and other assets, net                              3                2                2
        Accounts payable and accrued liabilities                        8,433           (1,646)             197
        Other current liabilities                                      (1,664)              24              100
     Other operating activities, net                                  (11,547)               -                -
                                                                 ------------    -------------     -------------
Net cash provided by operating activities                             111,239           70,484           46,845
                                                                 ------------    -------------     -------------

Cash Flows from Investing Activities
Capital expenditures                                                  (70,704)          (4,887)          (4,654)
Proceeds from disposition of property, plant and equipment                 64                -              275
                                                                 ------------    -------------     -------------
Net cash used in investing activities                                 (70,640)          (4,887)          (4,379)
                                                                 ------------    -------------     -------------
Cash Flows from Financing Activities
Net proceeds from (payment to) affiliate                               40,426            4,403           (7,466)
Issuance of long-term debt due to affiliate                           350,000                -                -
Repayments of assumed debt, net                                      (584,363)               -                -
Contribution from affiliate partner                                   235,425                -                -
Distribution to Verizon Wireless of the East LP partners              (70,087)         (59,500)         (29,750)
Distributions to other minority investors                             (12,000)         (10,500)          (5,250)
                                                                 ------------    -------------     -------------
Net cash used in financing activities                                 (40,599)         (65,597)         (42,466)
                                                                 ------------    -------------     -------------

Change in cash                                                              -                -                -
Cash, beginning of year                                                     -                -                -
                                                                 ------------    -------------     -------------
Cash, end of year                                               $           -    $           -    $           -
                                                                 ============    =============     =============

----------
(a) Verizon Wireless of the East LP's historical financial statements for the prior periods substantially represent the financial results of Orange County-Poughkeepsie Limited Partnership, as the Predecessor to Verizon Wireless of the East LP.


See Notes to Consolidated Financial Statements

                         Verizon Wireless of the East LP
             Consolidated Statement of Changes in Partners' Capital


                                       Limited Partner
                                     Preferred Interest  Limited Partner    General Partner
                                     ------------------  ---------------    ---------------
                                            Price        Verizon Wireless       Verizon             Total
                                       Communications      Acquisition        Wireless of          Partners'
 (Dollars in Thousands)                 Wireless, Inc.     South LLC(a)        Georgia LLC         Capital
------------------------------------ ------------------  ----------------   ----------------   --------------
Balance at January 1, 2000            $             -     $        32,862    $           -     $       32,862

Net income                                          -              38,165                -             38,165
Distributions to partners                           -             (29,750)               -            (29,750)
                                     ------------------  ----------------   ----------------   --------------
Balance at December 31, 2000                        -              41,277                -             41,277

Net income                                          -              57,138                -             57,138
Contribution from partners                          -                   -                3                  3
Distributions to partners                           -             (59,500)               -            (59,500)
                                     ------------------  ----------------   ----------------   --------------
Balance at December 31, 2001                        -              38,915                3             38,918

Net income                                     12,380              71,781              725             84,886
Contributed net assets                      1,113,185             759,010           10,000          1,882,195
Note receivable                                     -            (511,598)               -           (511,598)
Distributions to partners                      (2,087)            (68,000)               -            (70,087)
                                     ------------------  ----------------   ----------------   --------------
Balance at December 31, 2002          $     1,123,478     $       290,108    $      10,728     $    1,424,314
                                     ==================  ================   ================   ==============

----------
(a) Verizon Wireless of the East LP's historical financial statements for the prior period substantially represent the financial results of Orange County-Poughkeepsie Limited Partnership, as the Predecessor to Verizon Wireless of the East LP.


See Notes to Consolidated Financial Statements

                         Verizon Wireless of the East LP
                   Notes to Consolidated Financial Statements

1. Formation of Verizon Wireless of the East Limited Partnership and Description of Business
--------------------------------------------------------------------------------

Formation of Verizon Wireless of the East LP

Verizon Wireless of the East LP (the "Partnership") was formed by Cellco Partnership, d/b/a/ Verizon Wireless ("Cellco") on December 17, 2001, for the purpose of acquiring the assets of Price Communications Wireless, Inc. ("PCW"), a subsidiary of Price Communications Corp. pursuant to the Transaction Agreement (the "Agreement") dated December 18, 2001, as amended. On August 15, 2002, the transactions contemplated by the Agreement were consummated.

At the closing, in accordance with the Agreement, PCW contributed substantially all of its business assets and approximately $160 million in cash to the Partnership; and Cellco, through its subsidiaries, contributed to the Partnership Federal Communications Commission ("FCC") licenses to provide broadband Personal Communications Services ("PCS") within the Macon, Georgia Basic Trading Area ("BTA") and a portion of the Atlanta, Georgia BTA, a $500 million 6.14% promissory note receivable, payable on demand, approximately $235 million in cash and its aggregate 85% interest in the Orange County-Poughkeepsie Limited Partnership (the "Predecessor"). In exchange for the assets it contributed, PCW received a preferred limited partnership interest in the Partnership, which is exchangeable, under certain circumstances, into equity of Verizon Wireless (if an initial public offering of such equity occurs) or into common stock of Verizon Communications Inc. on the fourth anniversary of the asset contribution if a qualifying initial public offering of Verizon Wireless equity is not completed prior to such anniversary (see Note 11).

The Partnership assumed certain liabilities of PCW relating to its business, including such liabilities that arose under PCW's $175 million of 11 3/4% Senior Subordinated Notes due 2007 and $525 million of 9 1/8% Senior Secured Notes due 2006 (the "Notes"). On August 15, 2002, the Partnership immediately used the approximately $160 million cash contributed by PCW (which included approximately $11 million for accrued interest), the $235 million cash contributed by Cellco and $350 million proceeds from a term note obtained from Verizon Investments Inc., a subsidiary of Verizon Communications Inc., to effect a covenant defeasance with respect to all of the Notes. The Notes were redeemed on August 16, 2002. The cost of the redemption included approximately $34 million above the face amount of the Notes, which was considered an additional part of the purchase price.

Also at the closing, in accordance with the Agreement, PCW and two subsidiaries of Cellco, Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC, entered into an amended and restated limited partnership agreement relating to the Partnership. Verizon Wireless of Georgia LLC became the managing general partner and Verizon Wireless Acquisition South LLC and PCW became the limited partners of the Partnership. Verizon Wireless of Georgia LLC and Verizon Wireless Acquisition South LLC have a 1% and 99% special allocation interest in the Partnership, respectively. Pursuant to the limited partnership agreement, the profits of the Partnership (as defined in the partnership agreement) are allocated on a preferred basis to PCW's capital account quarterly in an amount up to, but not exceeding, 2.915% per annum (based on the weighted daily average balance of PCW's capital account). PCW is not entitled to a share of the Partnership's profits in excess of this preferred return. Any losses incurred by the Partnership will be allocated to the two partners other than PCW up to an amount equal to their capital accounts before being allocated to PCW. PCW's capital account will not be allocated any preferred return after the earlier to occur of (1) the expiration of the period (if any) within which PCW is entitled to elect to exchange its preferred interest for Verizon Wireless equity or (2) the fourth anniversary of the asset contribution. According to the amended limited partnership agreement, the Partnership is required to make cash distributions to PCW on a quarterly basis equal to 50% of PCW's preferred return for the quarter. PCW's initial capital account balance for its preferred interest was $1,113 million.

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

2.       Basis of Presentation
-------------------------------------------------------------------------------

The consolidated financial statements of the Partnership include the accounts of its majority owned subsidiaries and the partnership in which the Partnership exercises control. All significant intercompany balances and transactions between these entities have been eliminated.

The consummation of the asset contribution described in Note 1 was completed on August 15, 2002. The consolidated financial statements reflect the transfer of certain Cellco assets, including its aggregate 85% interest in Orange County-Poughkeepsie Limited Partnership, at historical cost as these transfers were among entities under common control. Results of operations include those of the Predecessor for all periods presented. The financial statements and notes for 2001 and 2000 are substantially those of the Predecessor since the asset contribution was not consummated on or before December 31, 2001.

The Partnership accounted for the assets contributed by PCW in accordance with the purchase method of accounting for business combinations. The asset contribution closed on August 15, 2002 and the allocation of the purchase price is expected to be finalized in the third quarter of 2003. The Partnership does not believe that future adjustments to the purchase price allocation will have a material effect on the Partnership's financial position or results of operations. Consideration of approximately $1,702 million, including $550 million in net debt assumed and redeemed, was allocated as follows based upon a preliminary assessment of tangible and intangible assets acquired:

                                          (Dollars in Thousands)
Wireless licenses                          $        1,610,490
Customer lists                                         51,900
Net tangible assets acquired                           40,030
                                           ------------------
       Total                               $        1,702,420
                                           ------------------

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Partnership as if the asset contribution transaction had occurred as of January 1, 2002 and 2001, giving effect to purchase accounting adjustments. The unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Partnership had the acquired business operated as part of the Partnership for the years ended December 31, 2002 and 2001, nor is the unaudited pro forma data indicative of the results of future consolidated operations.


(Dollars in Thousands)               For the Years Ended December 31,
-----------------------------  -----------------------------------------
                                           2002                2001
                               -------------------    ------------------
                                     (Unaudited)         (Unaudited)
                               -------------------    ------------------
Total operating revenue        $           389,666    $         371,626
Net income                     $           144,761    $         154,479


Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the current year presentation.


3.       Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, unbilled revenue, fair values of financial instruments, depreciation and amortization, accrued expenses, useful lives and impairment of assets, contingencies and allocation of purchase prices in connection with business combinations. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

Revenue Recognition

The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Customer activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the customer relationship period. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. The Partnership's revenue recognition policies are in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Approximately 54% of the Partnership's service revenue is affiliate wholesale revenue due to the fact that Cellco is the Partnership's primary reseller. The wholesale rates charged to Cellco do not necessarily reflect current market rates. The Partnership is re-evaluating the current rates and expects these rates to be reduced in the future consistent with market rates and the terms of the Predecessor's limited partnership agreement (See Note 8).

Cellular service revenues resulting from a cellsite sharing agreement with Cellco are recognized based upon an allocation of airtime minutes (see Note 8).

Operating Expenses

Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of administrative and operating costs incurred by Cellco or its affiliates on behalf of the Partnership (see Note 8). Services performed on behalf of the Partnership are provided by the employees of Cellco. These employees are not employees of the Partnership; therefore, operating expenses include direct and allocable charges of salary and employee benefit costs for the services provided to the Partnership. The Partnership believes these allocations are reasonable.

Property, Plant and Equipment

Property, plant and equipment primarily represents costs incurred to construct and enhance Mobile Telephone Switching Offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the statement of operations.

Interest expense and network engineering costs incurred during the construction phase of the Partnership's network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

Valuation of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the undiscounted expected future cash flows are compared to the carrying amount of the asset. If the comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Partnership's weighted average cost of capital (see Note 4 "Wireless Licenses and Other Intangibles, Net").

Financial Instruments

The Partnership's trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Income Taxes

The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interest and is reported by them individually.

Concentrations

To the extent the Partnership's customer receivables become delinquent, collection activities commence. Cellco accounts for 5.7% and 74.1% of the accounts receivable balance at December 31, 2002 and 2001, respectively. The Partnership maintains an allowance for losses based on the expected collectibility of account receivable.

Cellco relies on local and long-distance telephone companies and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership's operating results.

Although Cellco attempts to maintain multiple vendors for each required product, its network assets, which are important components of its operations, are currently acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership's operations. If the suppliers are unable to meet Cellco's needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion and conversion of the Partnership's network infrastructure or losses of potential customers could result, which would adversely affect operating results.

Distributions

The Predecessor is required to make distributions to its partners on a quarterly basis based upon the Predecessor's operating results, cash availability and financing needs as determined by its general partner (Verizon Wireless of the East LP) at the date of the distribution. In March 2003, the Predecessor expects to make a distribution of approximately $30 million to its partners.

Segments

The Partnership has one reportable business segment and operates domestically only. The Partnership's products and services are materially comprised of wireless telecommunications services.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Partnership will adopt the standard effective January 1, 2003. The Partnership does not expect the adoption of SFAS No.143 to have a material effect on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that a single accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Partnership has adopted the standard effective January 1, 2002. The adoption of SFAS No.144 had no material effect on the Partnership's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. The Partnership will adopt this standard effective January 1, 2003. The Partnership does not expect the impact of the adoption of SFAS No. 146 to have a material effect on the Partnership's results of operations or financial position.

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

In the asset contribution transaction, the Partnership received certain wireless licenses and other intangible assets contributed by PCW and subsidiaries of Cellco. The Partnership has completed a preliminary assessment of the useful lives of the intangible assets contributed. The principal intangible asset contributed in the asset contribution was wireless licenses. These licenses provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Radio frequency spectrum is a resource that has always existed and will continue to exist indefinitely. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses typically occur routinely and at nominal cost. The Partnership has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the contributed wireless licenses. As a result, the wireless licenses are treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant. The Partnership will reevaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

All of the contributed wireless licenses have been integrated into Cellco's nationwide footprint. All of the licenses in Cellco's nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the wireless licenses for impairment, Cellco determines the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of Cellco. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized by Cellco. Any impairment loss recognized by Cellco will be allocated to its consolidated subsidiaries based upon a reasonable methodology. Subsequent to the closing of the transaction, Cellco performed an updated impairment test which incorporated the contributed wireless licenses. No impairment was recognized. Future tests for impairment will be performed by Cellco at least annually and more often if events or circumstances warrant.

The carrying amount of wireless licenses is as follows:

(Dollars in Thousands)                              Wireless Licenses
                                             ---------------------------
Balance as of December 31, 2001              $                         -
Wireless licenses acquired and contributed                     1,639,918
Aggregate impairment losses recognized                                 -
                                             ---------------------------
Balance as of December 31, 2002              $                 1,639,918
                                             ===========================

Other intangibles, net, which represent acquired customer lists, have a finite useful life of six years and are amortized on an accelerated basis. As of December 31, 2002, a preliminary estimate of $51.9 million was recorded as customer lists and the accumulated amortization was $4.5 million. Amortization expense for the year ended December 31, 2002 was $4.5 million. Based solely on the amortized intangible assets existing at December 31, 2002, the amortization expense is estimated to be $10.9 million in 2003, $8.6 million in 2004, $7.7 million in 2005, $7.7 million in 2006 and $7.7 million in 2007.

5.       Supplementary Financial Information
-------------------------------------------------------------------------------

Property, plant and equipment consists of the following:

(Dollars in Thousands)
                                              December 31,     December 31,
                                            ---------------  ---------------
                                                    2002             2001
                                            ---------------  ---------------
Land and improvements                       $         3,752    $           -
Buildings (10-40 yrs.)                               26,364            9,451
Wireless plant equipment (4-15 yrs.)                152,974           33,803
Furniture, fixtures and equipment (2-7 yrs.)          4,684              381
Leasehold improvements (5-10 yrs.)                    7,386                -
                                            ---------------  ---------------
                                                    195,160           43,635
Less:  accumulated depreciation (b)                  28,297           17,578
                                            ---------------  ---------------
Property, plant and equipment, net (a)(c)   $       166,863    $      26,057
                                            ===============  ===============

(a) Construction-in-progress included in certain of the classifications shown in property, plant and equipment, principally wireless plant equipment, amounted to $52,389 and $1,598 at December 31, 2002 and 2001, respectively.
(b) Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $10,544, $3,582 and $3,075 respectively.
(c) Network engineering costs of $1,051 and $112 were capitalized during the years ended December 31, 2002 and 2001, respectively. Interest costs of $133 were capitalized during the year ended December 31, 2002.


Accounts payable and accrued liabilities consists of the following:

(Dollars in Thousands)
                                              December 31,    December 31,
                                           ---------------- -----------------
                                                  2002              2001
                                           ---------------- -----------------
Accounts payable                           $        58,089   $           119
Taxes payable                                        2,172               138
Accrued expenses                                       224                77
Accrued commissions                                    853                 -
                                           ---------------- -----------------
Accounts payable and accrued liabilities   $        61,338   $           334
                                           ================ =================


Supplementary cash flow information is as follows:

        (Dollars in Thousands)                                       For the Years Ended December 31,
                                                              ------------------------------------------------
                                                                       2002             2001           2000
                                                              ---------------- ---------------- --------------
Interest paid, net of amounts capitalized                     $        11,506   $            -  $           -
PCW cash used towards debt defeasance                         $       160,000   $            -  $           -
Supplemental investing and financing non-cash transactions:
       Note receivable issued from affiliate                  $       500,000   $            -  $           -
       Net assets transferred from affiliates under common
       control                                                $        33,586   $            -  $           -

       Business combination:
           Preferred interest issued                          $     1,113,185   $            -  $           -
           Debt and liabilities assumed, less cash                    589,235                -              -
                                                              ---------------- ---------------- --------------
                Fair value of assets acquired                 $     1,702,420   $            -  $           -
                                                              ================ ================ ==============

6.       Due From/To Affiliates
-------------------------------------------------------------------------------

Due To Affiliates

At December 31, 2002, due to affiliates amounted to approximately $18 million. Cellco manages all cash, inventory and financing activities for the Partnership. Inventory is owned by Cellco and held on consignment by the Partnership. Such consigned inventory is not recorded on the Partnership's financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco's cost basis and included in the accompanying statements of operations. As such, the change in due from/to affiliate is reflected as a financing activity in the statements of cash flows. Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership are charged to the Partnership through this account (see Note 8). Interest income/expense is based on the average monthly outstanding balance in this account and is calculated by applying Cellco's average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications Inc., which was approximately 5.1% and 5.4% for the years ended December 31, 2002 and 2001, respectively. Included in interest income, net was $1.5 million, $1.2 million and $1.3 million of interest income for the years ended December 31, 2002, 2001 and 2000, respectively, related to due from/to affiliates.

Note Receivable From Affiliate

Upon the closing of the asset contribution (see Note 1), Cellco issued and contributed to the Partnership a note receivable for the principal sum of $500 million (which accrues interest at an annual fixed rate of 6.14%). Both interest and principal are payable on demand. As of December 31, 2002, the note receivable balance amounted to $512 million and was recorded in a contra partners' capital account similar to a stock subscription receivable.

Term Note Payable To Affiliate

At the closing of the asset contribution (see Note 1), in addition to the cash contributed by PCW and Cellco, the Partnership obtained a $350 million term note from Verizon Investments Inc., a wholly-owned subsidiary of Verizon Communications Inc., to partially fund a covenant defeasance and redemption with respect to all of the Notes. The term note bears interest at a fixed rate of approximately 8.9% per year. Interest is payable quarterly in arrears. The term note is guaranteed by PCW. It matures four and one-half years after the asset contribution (February 15, 2007) or six months following the occurrence of certain specified events.


7.       Leases
-------------------------------------------------------------------------------

Operating Leases

The Partnership entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. For the years ended December 31, 2002, 2001 and 2000, the Partnership recognized a total of $3.5 million, $0.9 million and $0.9 million, respectively, as rent expense related to payments under these operating leases, which was included in cost of service, as well as, selling, general and administrative expenses in the accompanying consolidated statements of operations.

The aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options which the Partnership intends to exercise, for the years shown are as follows:

Years                                    (Dollars in Thousands)
                                         ----------------------
2003                                      $             6,349
2004                                                    5,308
2005                                                    3,909
2006                                                    2,353
2007                                                    1,201
2008 and thereafter                                     2,628
                                         ----------------------
Total minimum payments                    $            21,748
                                         ======================

8.       Other Transactions with Affiliates
-------------------------------------------------------------------------------

In addition to transactions with affiliates in Note 6, other significant transactions with affiliates are summarized as follows:

(Dollars in Thousands)                                               For the Years Ended December 31,
                                                             -------------    -------------   --------------
                                                                    2002             2001             2000
                                                             -------------    -------------   --------------
Operating revenues (a)                                       $     114,681    $      78,592   $       54,206
Cost of service (b)                                          $         874    $           -   $            -
Allocations of cost of service (c)                           $       6,484    $       4,095   $        4,095
Allocations of certain selling, general and administrative   $      22,653    $       3,234   $        2,674
  expenses (c)

----------
(a) Affiliate operating revenues represent wholesale, outcollect roaming and cellsite sharing revenues generated from transactions with Cellco.
(b) Affiliate cost of service primarily represents the incollect roaming charges from transactions with Cellco.
(c) Expenses were allocated based on the Partnership's percentage of customers or minutes of use where applicable. The Partnership believes the allocation methods are reasonable. Included in the cost of service were allocations of switch usage, network costs, direct telecommunication and data processing charges.


9.       Valuation and Qualifying Accounts
-------------------------------------------------------------------------------

     (Dollars in Thousands)          Balance at        Additions         Write-offs,
                                     beginning         charged to          net of          Balance at
                                      of year          operations        recoveries        end of year
                                     ----------        ----------        -----------       -----------
Accounts Receivable Allowances:
     2002                            $        -        $    3,115        $      279        $     3,394
     2001                            $       31        $        -        $      (31)       $         -
     2000                            $       24        $        7        $        -        $        31


10.      Commitments and Contingencies
-------------------------------------------------------------------------------

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2002 cannot be ascertained. The potential effect, if any, on the financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

In addition to the aforementioned matters, Cellco is subject to various other legal actions and claims in the normal course of business. While Cellco's legal counsel cannot give assurance as to the outcome of each of these other matters, in management's opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the financial position or operating results of the Partnership.

On May 5, 2000, PCW entered into a seven-year agreement with H.O. Systems, Inc. to provide PCW with billing services for its customers. Under the Agreement, the Partnership agreed to assume this contract and PCW agreed to use its best efforts to negotiate a shortened term for this assumed contract, which would allow the Partnership to transition the acquired customers to its billing system sooner than would be permitted under the existing term of the H.O. Systems agreement. PCW further agreed to a purchase price adjustment of $38 million, recorded as an accrued liability in the Partnership's consolidated balance sheet, in the event that PCW was unable to negotiate a reduced term. Since PCW was unsuccessful in these efforts, the purchase price adjustment took effect at the closing of the transaction on August 15, 2002.

11.      Subsequent Events
-------------------------------------------------------------------------------


On January 29, 2003, Verizon Wireless Inc. withdrew its registration statement for an initial public offering of equity securities, filed with the SEC.

In accordance with the terms of the limited partnership agreement, the Partnership expects to make a distribution of approximately $4 million to PCW in the first quarter of 2003.

INDEPENDENT AUDITORS' REPORT



To the Partners of Verizon Wireless of the East LP

We have audited the consolidated financial statements of Verizon Wireless of the East LP (the "Partnership") as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated February 25, 2003; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Partnership, listed in Item
15. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
New York, New York
February 25, 2003

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULE



To the Partners of Verizon Wireless of the East LP:

Our audit of the consolidated statements of operations, partners' capital, and cash flows referred to in our report dated April 20, 2001 appearing in this Annual Report on Form 10-K of Verizon Wireless of the East LP also included an audit of the December 31, 2000 financial statement schedule information listed in Item 15(a)(2) of this Form 10-K. In our opinion, the 2000 financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements of operations, partners' capital, and cash flows.



/s/ PricewaterhouseCoopers LLP
New York, New York
April 20, 2001

                         Verizon Wireless of the East LP
                 Schedule II - Valuation and Qualifying Accounts


                                                       Balance at       Additions    Write-offs,    Balance at
                                                       beginning of     charged to     net of       end of the
(in millions)                                           the year        operations   recoveries       year
----------------------------------------------------  --------------  ------------- -------------  ------------
Accounts Receivable Allowances:
    2002                                              $         -     $     3,115   $       279    $     3,394
    2001                                              $        31     $         -   $       (31)   $         -
    2000                                              $        24     $         7   $         -    $        31

Signatures
-------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        VERIZON WIRELESS OF THE EAST LP

                        By: Verizon Wireless of Georgia LLC, as general partner By Cellco Partnership, as sole member


Date:  March 27, 2003   By:  /s/  Andrew N. Halford
                             ----------------------
                             Andrew N. Halford
                             Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive Officer:

/s/ Dennis F. Strigl                       President and                           March 27, 2003
------------------------------------       Chief Executive Officer of
    Dennis F. Strigl                       Cellco Partnership, sole member of
                                           Verizon Wireless of Georgia LLC,
                                           as general partner


Principal Financial and Accounting
Officer:

/s/ Andrew N. Halford                      Vice President and                      March 27, 2003
------------------------------------       Chief Financial Officer of
    Andrew N. Halford                      Cellco Partnership, sole member of
                                           Verizon Wireless of Georgia LLC,
                                           as general partner





Signatures -- Continued
-------------------------------------------------------------------------------


               *                           Chairman of the Board of                March 27, 2003
------------------------------------       Representatives of Cellco
    (Ivan G. Seidenberg)                   Partnership, sole member of Verizon
                                           Wireless of Georgia LLC, as general
                                           partner


               *                           Representative of Cellco Partnership,   March 27, 2003
------------------------------------       sole member of Verizon Wireless of
    (Sir Christopher Gent)                 Georgia LLC, as general partner


               *                           Representative of Cellco Partnership,   March 27, 2003
------------------------------------       sole member of Verizon Wireless of
    (Lawrence T. Babbio, Jr.)              Georgia LLC, as general partner


               *                           Representative of Cellco Partnership,   March 27, 2003
------------------------------------       sole member of Verizon Wireless of
    (Doreen A. Toben)                      Georgia LLC, as general partner


               *                           Representative of Cellco Partnership,   March 27, 2003
------------------------------------       sole member of Verizon Wireless of
    (Kenneth J. Hydon)                     Georgia LLC, as general partner


               *                           Representative of Cellco Partnership,   March 27, 2003
------------------------------------       sole member of Verizon Wireless of
    (Tomas Isaksson)                       Georgia LLC, as general partner


*By: /s/ Dennis F. Strigl
    -------------------------------
    (Dennis F. Strigl)
    Co-Attorney-in-Fact


*By: /s/ Andrew N. Halford
    ------------------------------------
    (Andrew N. Halford)
    Co-Attorney-in-Fact

I, Dennis F. Strigl, certify that:


1. I have reviewed this annual report on Form 10-K of Verizon Wireless of the East LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003



/s/    Dennis F. Strigl
--------------------------
Dennis F. Strigl
President and Chief Executive Officer of Cellco Partnership,
sole member of Wireless of Georgia LLC,
the managing general partner of the registrant

I, Andrew N. Halford, certify that:


1. I have reviewed this annual report on Form 10-K of Verizon Wireless of the East LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003



/s/     Andrew N. Halford
-------------------------
Andrew N. Halford
Vice President and Chief Financial Officer of Cellco Partnership, sole member of Verizon Wireless of Georgia LLC, the managing general partner of the registrant